Form 10QSB
period 2000-03-31
NEW CINEMA PARTNERS
filed 2000-11-22
CIK 1065859

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  August 31,  2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the  transition  period  from                to
                                            --------------    ------------------


                           Commission File No.


                                NEW CINEMA PARTNERS
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                NEVADA                                 87-0772357
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)


               357 Bay St., Suite 404, Toronto, Ontario  M5H2T7
          ------------------------------------------------------------
                    (Address of Principal Executive offices)


                                (416) 367 - 8299
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                                 Outstanding at August 31, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                            24,040,736

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


                               NEW CINEMA PARTNERS


                                TABLE OF CONTENTS
                                   FORM 10-QSB


                                     PART I
                              FINANCIAL INFORMATION


Item  1.           Financial  Statements

Item  2.           Management's  Discussion  and  Analysis  or
                    Plan  of  Operation


                                     PART II
                                OTHER INFORMATION

Item  1.           Legal Proceedings

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Signatures

Exhibits

                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements


                               NEW CINEMA PARTNERS
                                  Balance Sheet
                              For the Period Ending
                                 August 31, 2000



                                                                         08/31/2000         02/29/00
                                                                      ------------------------------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                        $4,497               $99
                                                                             ----------        -----------
Total current assets                                                              4,497                99

OTHER ASSETS
Intangible Assets                                                             1,000,000
Debt issuance costs, net of accumulated
amortization of $176,800 and $101,000                                           581,200           657,000
                                                                             ----------        -----------

Total assets                                                                  1,585,697           657,099
                                                                             ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                               $291,136          $115,000
Shareholder advance                                                              30,375            13,994
                                                                             ----------        -----------
Total current liabilities                                                       321,511           128,994
Loan payable - related party                                                    150,000           150,000
                                                                             ----------        -----------
Total liabilities                                                               471,511           278,994
                                                                             ----------        -----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares                               24,041            11,041
authorized, 24,040,736 and 11,040,736 shares
issued and outstanding
Additional paid-in-capital                                                    3,203,394         1,886,394
Deficit accumulated during the development stage                            (2,124,623)       (1,525,634)
Cumulative foreign currency translation adjustment                               11,374             6,304
                                                                             ----------        -----------
Total stockholders' equity                                                    1,114,186           378,105
                                                                             ----------        -----------
Total liabilities and stockholders' equity                                   $1,585,697          $657,099
                                                                             ==========        ===========






                               NEW CINEMA PARTNERS
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Six Months Ended August 31, 2000
                                    unaudited



                                                                              February 18, 1999
                                                             Six Months       (Inception) to
                                                            Ended August 31,    August 31, 2000
                                                                 2000
                                                           ----------------- ----------------------
                                                             (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                              $  (   598,989)     $      (2,124,623)
       Stock Based Compensation                                     330,000                330,000
       Amortization of debt issuance costs                           75,800                176,800
       Increase in accounts payable                                 176,136                291,136
                                                           ----------------- ----------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                      (   17,053)            (1,326,687)

                                                           ----------------- ----------------------

  CASH FLOWS FROM FINANCING ACTIVITIES -
       Sale of common stock                                               -              1,139,435
       Proceeds of loan payable                                           -                150,000
       Shareholder advances                                          16,381                 30,375
                                                           ----------------- ----------------------

  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   16,381              1,319,810

                                                           ----------------- ----------------------

  Effect of currency translation on cash                              5,070                 11,374
                                                           ----------------- ----------------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                           4,398                  4,497

  CASH AND CASH EQUIVALENTS -
    beginning of period
                                                                         99                      -
                                                           ----------------- ----------------------

  CASH AND CASH EQUIVALENTS - end of period                          $4,497                 $4,497


SUPPLEMENTAL INFORMATION:
     During the period presented, the Company paid no cash for interest or income taxes (unaudited).

 SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY:
     The Company issued options in connection with obtaining a loan. These options have been valued at $758,000.

     During the period  ended August 31,  2000,  the Company  issued  3,000,000 shares of Common Stock,  valued at $330,000,  for services  provided in connection with an asset acquisition.

     During the period  ended August 31,  2000,  the Company  issued  10,000,000 shares of common stock, valued at $1,000,000, to acquire certain intangible assets.


                               NEW CINEMA PARTNERS
                            Statements of Operations



                                                 Three Months    Six Months         Three Months     Six Months        (inception)
                                                 Ended           Ended              Ended            Ended               To August
                                                  31-Aug-99      31-Aug-99          31-Aug-00        31-Aug-00           31, 2000
                                                 (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)         (Unaudited)
Revenue                                                    0                 0                0                 0              0
Selling, general and administrative expenses         563,800           723,235          109,900           518,189      1,936,323
Amortization of debt issuance costs                   25,300            25,300           37,900            75,800        176,800
Interest expense                                       1,625             1,625            2,500             5,000         11,500
Loss from operations before provision for income    (590,725)         (750,160)        (150,300)         (598,989)    (2,124,623)
taxes
Provision for income taxes                                 0                 0                0                 0              0
Net loss                                            (590,725)         (750,160)        (150,300)         (598,989)    (2,124,623)
Net loss per share - basic and diluted                   $(0.15)            (0.19)           (0.01)            (0.04)         (0.21)
Weighted average number of common shares           4,040,736         4,040,736       21,214,649        16,290,736     10,140,732
outstanding








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                August 31, 2000

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements include the accounts of New Cinema Partners ("Nevada"), a Nevada corporation formed on February 2, 1998 as Valence 9 Development, Inc. and its wholly owned subsidiary New Cinema Partners, Inc. ("Ontario"), a Canadian corporation formed on February 18, 1999. Nevada and Ontario are collectively referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company conducts its operations from offices located in Toronto, Ontario, Canada.

Effective August 31, 1999, Nevada acquired all of the issued and outstanding common stock of Ontario. As a result of this transaction, Ontario's former shareholder obtained control of Nevada, a shell corporation with no operations. For accounting purposes, this acquisition has been treated as a recapitalization of Ontario.

The financial statements presented include only the accounts of Ontario from its inception (February 18, 1999) and of Nevada from August 31, 1999.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

a) Raise additional working capital through a private placement. The private placement will be in the form of debt, equity or a convertible debenture.

b) Seek acquisitions for the company. Acquisitions will be operating companies in the entertainment, e-commerce, internet or electronic industries.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unaudited Financial Information
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of August 31, 2000 and the results of its operations and cash flows for the six months ended August 31, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the six months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Nature of Operations
The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7.

The Company is engaged in the location based entertainment industry, with activities in the location, design, construction, management and operation of "high tech", specialized theater venues, including digital interactive movies, IMAX films and other specialized films in the "2D", "3D" format and live action and animation features.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable, loan payable and advance from shareholder approximates fair value due to the relatively short maturity of these instruments.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Translation of Foreign Currency
The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation". Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of operations.

Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of August 31, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

NOTE 2 -          CORPORATE REORGANIZATION AND MERGER

On August 31, 1999, Nevada, a public shell, and Ontario executed an Acquisition Agreement (the "Agreement") that provided that Nevada would acquire all of the issued and outstanding common stock of Ontario. In connection with the transaction, the sole shareholder of Ontario received 4,000,000 shares of Nevada common stock for its 4,000,000 shares of Ontario.

As a result of this transaction the former shareholder of Ontario acquired or exercised control over a majority of the shares of Nevada. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of Ontario and, therefore, these financial statements represent a continuation of the accounting acquirer, Ontario, not Nevada, the legal acquirer.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000




NOTE 2 -          CORPORATE REORGANIZATION AND MERGER (Continued)

In accounting for this transaction:

i) Ontario is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values;

ii) Control of the net assets and business of Nevada was acquired effective August 31, 1999 (the "Effective Date"). This transaction has been accounted for as a purchase of the assets and liabilities of Nevada by Ontario. At the effective date Nevada had no assets or liabilities.

iii) The consolidated statements of operations and cash flows include Ontario's results of operations and cash flows from February 18, 1999 (date of inception) and Nevada's results of operations from the Effective Date.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2000



NOTE 3 - COMMON STOCK

On September 15, 1999, the Company sold 7,000,000 shares of common stock, pursuant to a private placement, for proceeds of $980,000.

During the period ending August 31, 2000, the Company issued 10,000,000 shares of common stock valued at $1,000,000 (fair value on date of issuance) to acquire certain intangible assets. The Company also issued 3,000,000 shares of common stock valued at $330,000 (fair value on date of issuance) for services provided in connection with the intangible assets. This amount has been charged to expense.

NOTE 4 - LOAN PAYABLE - RELATED PARTY

The Company received a loan from a related party in the amount of $150,000. The loan bears interest at 6.5% per year and is due on July 9, 2004.

In connection with obtaining this loan, the Company granted an option to purchase 250,000 shares of common stock to a third party. The option is exercisable at $2.50 per share for nine months after the Company files a registration statement. This option has been valued at $758,000 using the Black Sholes option pricing model with the following assumptions: Interest rate, 4%; Volatility rate, 200%; Expected life, 1 year; Dividend yield, $0. This amount is being amortized over the five year life of the loan.

NOTE 5 - SHAREHOLDER ADVANCES

A shareholder has advanced funds to the Company for working capital purposes. These advances bear no interest and are due upon demand.

NOTE 6 - ACQUISITION OF INTANGIBLE ASSETS

The Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. The purchase price was 10,000,000 shares of Company common stock, valued at $0.10 per share. Additionally, the Company issued 3,000,000 shares of common stock as payment for services provided in connection with the acquisition. These shares have been valued at $0.11 per share.

Item 2.  Management Discussion and Analysis or Plan of Operation


Three Months Ending August 31, 2000 Compared to
Three Months Ending August 31, 1999

                               PLAN OF OPERATIONS
                      FOR THE YEAR ENDING FEBRUARY 29,2000
              AND FOR THE THREE MONTHS ENDED AUGUST 31, 2000, 2000

   The following discussion relates to the results of our operations to date, and our financial condition:

     This prospectus contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The Company has been a development stage enterprise from its inception February 18, 1999 to August 31, 2000. Since July, 2000 the Company has been in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that the Company had been involved in a venture to develop and market internet software, and a venture to create own and manage a proprietary type of movie theatres, none of which had resulted in any revenues.

     Since December, 1999 management has devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with, obtaining the intellectual property assets, and reorganizing the Company thereforth to enable it to go into film production, obtaining new customers for sale of film and television productions, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; and furthering its research and development for its products.

     These activities were funded by the Company's management and investments from stockholders in the amount of 163,994 . The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its projects or product development activities. There can be no assurance that development of any project will be completed in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans.

     During this period, management has continued to finance is activities through the issuances of stock and officer loans, and has devoted the majority of its efforts to initiating the process of the preparing market plans to enter the business of film production, obtaining new customers for sale of completed projects , developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its marketing research and development for its products; completing the documentation for the filing of Form 10 with the Securities and Exchange Commission to become a fully reporting Company to the SEC. These activities were funded by the Company's management and investments from stockholders.

     The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design and implementation and development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in the market place.

      Results of Operations for the year ended February 29, 2000.

     For the year ended February 29, 2000, the Company generated net sales of $-0-. The Company's cost of goods sold for the year ended February 29, 2000 was $-0-. The Company's gross profit on sales was $-0- for the year ended February 29, 2000.

     The Company's general and administrative costs aggregated approximately $1,418,134 for the year ended February 29, 2000. These expenses represent carry over losses from the Company's reorganization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

Results of Operations  for the three months ended  August 31, 2000.

     For the three months ended August 31, 2000., the Company generated net sales of $-0-. The Company's cost of goods sold for the three months ended August 31, 2000 was $-0- . The Company's gross profit on sales was $-0- for the three months ended August 31, 2000.

     The Company's general and administrative costs aggregated approximately $78,289 for the three months ended August 31, 2000. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for its entry into the film and movie industry.

Liquidity and Capital Resources.

     The Company had a cash balance of $7,763 at August 31, 2000, as compared to $99 for the year ended February 29, 2000. Working capital at February 29, 2000 and August 31, 2000 was negative at $ 204,364 and $128,895 respectively. For the year ended February 29, 2000 and for the three months ended August 31, 2000, working capital was provided by management for the payment of expenses. At February 29, 2000 and August 31, 2000, the Company continued to be funded through shareholder loan balances aggregating $163,491 and 163,994 respectively.

     During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and admistrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans.

     Additionally, the Company believes that upon completion of becoming a reporting company and commences trading on the NASD Electronic Bulletin Board that its ability to complete private placement financing will be made more feasible.

     The Company will continue to explore development financing for its entertainment projects in development which may contribute to basic corporate general and administrative expenses however management of the company realizes that there is no assurance that it will be successful in obtaining any development financing for its entertainment projects in development. The Company does not intend to sell any of its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property.

     The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs.

     In view of the uncertainties concerning the Companies continued existence as a going concern, the Company plans to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps:

1. Become a fully reporting company and apply to have its common stock traded on the OTC Electronic Bulletin Board. Management of the Company believes that should the Company resume trading on the OTC Electronic Bulletin Board that the Company will have a better chance of completing development financing for selected projects. This is a critical element of the companies ability to continue as a going concern due to credibility of the Company to investors and possible improved liquidity in the trading of the companies common stock which would increase the Companies ability to attain financing.

2. The Company believes that it can leverage its current intellectual properties and industry relationships in order to successfully proceed from development to production of such projects.

3. Identify the appropriate financing strategy to finance one or more of the Companies intellectual properties through the development phase.

4. Work closely with global distributors to secure production financing for any given project.

5.   Pursue production on any given project.

6.   Capitalize on any completed project.

7.   Pursue additional intellectual properties.

8.   Gain relationships with creative talent including Stars.

9.   Repeat the development through production process if successful.

     In Managements opinion the Company has the potential to realize this plan. Specifically, the Company believes that intellectual property acquired from Stone Canyon Pictures represent quality programs creatively and could have broad commercial appeal. Management also believes that Damian Lee will be successful at attracting major talent to projects, which is a major industry requirement to attain distribution appeal. The Company's current expenses are manageable. All six employees have not taken a salary to date and will not draw a salary until such time as the Company completes a significant financing. Management loans should satisfy current expenses until such time the Company completes any such financing and management believes that it will be capable of maintaining under current arrangements for at least the next twelve months.

     Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

     The Company had previously occupied premises in a different location. The Company maintains that it did not sign, and did not enter into, a lease for the previous location. The real estate property manager maintains that there is a five-year lease, and that legal action will commence to recover outstanding rent and damages. The Company has no knowledge of any legal action, believes there is no merit to any possible action, and has not included a provision for any outstanding rent or damages in these financial statements. Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits
        --------

27.1    Financial  Data  Schedule

(B)     Reports  on  Form  8-K
        ----------------------

None


SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          New Cinema Partners  Corporation
                                          (Registrant)



Dated:   October 29,  2000              By: /s/ Damian Lee
                                          ---------------------------
                                          Damian Lee
                                          President  and  CEO