Form 10QSB
period 2000-11-30
NEW CINEMA PARTNERS
filed 2001-01-19
CIK 1065859

***

                    U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  November 30,  2000

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

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                               Outstanding at November 30, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                            24,040,736

***
Transitional  Small  Business  Disclosure  Form  (check  one):

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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Signatures

Exhibits

***
                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

***
                               NEW CINEMA PARTNERS
                                  Balance Sheet
                              For the Period Ending
                                 November 30, 2000



                                                                         11/30/00         02/29/00
                                                                      ------------------------------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                        $   65               $99
                                                                             ----------        -----------
Total current assets                                                                 65                99

OTHER ASSETS
Intangible Assets                                                             1,000,000
Debt issuance costs, net of accumulated
amortization of $214,700 and $101,000                                           543,300           657,000
                                                                             ----------        -----------

Total assets                                                                  1,543,365           657,099
                                                                             ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                               $413,774          $115,000
Shareholder advance                                                              41,435            13,994
                                                                             ----------        -----------
Total current liabilities                                                       455,209           128,994
Loan payable - related party                                                    150,000           150,000
                                                                             ----------        -----------
Total liabilities                                                               605,209           278,994
                                                                             ----------        -----------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares                               24,041            11,041
authorized, 24,040,736 and 11,040,736 shares
issued and outstanding
Additional paid-in-capital                                                    3,203,394         1,886,394
Deficit accumulated during the development stage                             (2,300,664)       (1,525,634)
Cumulative foreign currency translation adjustment                               11,385             6,304
                                                                             ----------        -----------
Total stockholders' equity                                                      938,156           378,105
                                                                             ----------        -----------
Total liabilities and stockholders' equity                                   $1,543,365          $657,099
                                                                             ==========        ===========




***

                               NEW CINEMA PARTNERS
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   For The Nine Months Ended November 30, 2000
                                    unaudited



                                                                                                          February 18, 1999
                                                             Nine Months           Nine Months             (Inception) to
                                                            Ended November 30,    Ended November 30         November 30, 2000
                                                                 2000                 1999
                                                           -----------------     -----------------        ---------------------
                                                             (Unaudited)           (Unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                              $  (   775,030)       $ (  1,433,287)           $      (2,300,664)
       Stock Based Compensation                                     330,000                     -                      330,000
       Amortization of debt issuance costs                          113,700                63,200                      214,700
       Increase in accounts payable                                 298,774                 4,125                      413,774
                                                           -----------------     -----------------        --------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                      (   32,556)          (  1,365,162)                 (1,342,190)

                                                           -----------------     -----------------        --------------------

  CASH FLOWS FROM FINANCING ACTIVITIES -
       Sale of common stock                                               -             1,139,435                    1,139,435
       Cash Overdraft                                                     -                     -                            -
       Proceeds of loan payable                                           -               150,000                      150,000
       Shareholder advances                                          27,441                83,130                       41,435
                                                           -----------------     -----------------        --------------------

  NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                   27,441             1,372,565                    1,330,870

                                                           -----------------     -----------------        --------------------

  Effect of currency translation on cash                              5,081                (6,339)                      11,385
                                                           -----------------     -----------------        --------------------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                             (34)               $  264                       $   65

  CASH AND CASH EQUIVALENTS -
    beginning of period
                                                                         99                     -                            -
                                                           -----------------     -----------------        --------------------

  CASH AND CASH EQUIVALENTS - end of period                          $   65                $  264                       $   65


SUPPLEMENTAL INFORMATION:
     During the period presented, the Company paid no cash for interest or income taxes (unaudited).




***
                               NEW CINEMA PARTNERS
                            Statements of Operations



                                                 Three Months    Nine Months        Three Months    Nine Months       (inception)
                                                 Ended           Ended              Ended            Ended            To November
                                                 30-Nov-99       30-Nov-99          30-Nov-00        30-Nov-00        31, 2000
                                                 (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                                    0                 0                0                 0              0
Selling, general and administrative expenses         642,727         1,365,962          135,641           653,830      2,071,964
Amortization of debt issuance costs                   37,900            63,200           37,900           113,700        214,700
Interest expense                                       2,500             4,125            2,500             7,500         14,000
                                                 ------------    ---------------    --------------   -------------    ------------
Loss from operations before provision for income    (683,127)       (1,433,287)        (176,041)         (775,030)    (2,300,664)
taxes
Provision for income taxes                                 0                 0                0                 0              0
                                                 ------------    ---------------    --------------   -------------    ------------
Net loss                                            (683,127)       (1,433,287)        (176,041)         (775,030)    (2,300,664)
                                                 ============    ===============    ==============   =============    ============
Net loss per share - basic and diluted                   $(0.06)            (0.24)           (0.01)            (0.04)         (0.19)
Weighted average number of common shares           9,963,813         5,973,480       24,040,736        18,855,282     12,080,700
outstanding








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000

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

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unaudited Financial Information
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of August 31, 2000 and the results of its operations and cash flows for The Nine Months ended November 30, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the six months ended November 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000


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

Earnings Per Share
The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of November 30, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

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

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000




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

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                November 30, 2000



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

Item 2.  Management Discussion and Analysis or Plan of Operation


Three Months Ending November 30, 2000 Compared to
Three Months Ending November 30, 1999

                               PLAN OF OPERATIONS
                      FOR THE YEAR ENDING FEBRUARY 29, 2000
              AND FOR THE THREE MONTHS ENDED November 30, 2000

   The following discussion relates to the results of our operations to date, and our financial condition:

     This document contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The Company has been a development stage enterprise from its inception February 18, 1999 to November 30, 2000. Since July, 2000 the Company has been in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that the Company had been involved in a venture to develop and market internet software, and a venture to create own and manage a proprietary type of movie theatres, none of which had resulted in any revenues.

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

Results of Operations  for the three months ended  November 30, 2000.

     For the three months ended August 31, 2000, the Company generated net sales of $-0-. The Company's cost of goods sold for the three months ended November 30, 2000 was $-0- . The Company's gross profit on sales was $-0- for the three months ended November 30, 2000.

     The Company's general and administrative costs aggregated approximately $37,900 for the three months ended November 30, 2000. This represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for its entry into the film and movie industry.

Liquidity and Capital Resources.

     The Company had a cash balance of $65 at November 30, 2000, as compared to $99 for the year ended February 29, 2000. Working capital at February 29, 2000 and November 30, 2000 was negative at $ 204,364 and $ 455,154 respectively. For the year ended February 29, 2000 and for the three months ended November 30, 2000, working capital was provided by management for the payment of expenses. At February 29, 2000 and November 30, 2000, the Company continued to be funded through shareholder loan balances aggregating $163,491 and 163,994 respectively.

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

2. Identify the appropriate financing strategy to finance one or more of the Companies intellectual properties through the development phase.

3. Work closely with global distributors to secure production financing for any given project.

4.   Pursue production on any given project.

5.   Capitalize on any completed project.

6.   Pursue additional intellectual properties.

7.   Gain relationships with creative talent including Stars.

8.   Repeat the development through production process if successful.

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

                                          New Cinema Partners  Corporation
                                          (Registrant)



Dated:   January 15,  2000              By: /s/ Damian Lee
                                          ---------------------------
                                          Damian Lee
                                          President  and  CEO