Form 10KSB
period 2001-02-28
NEW CINEMA PARTNERS
filed 2001-06-14
CIK 1065859

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended February 28, 2001

                         Commission File Number 0-31315
                               NEW CINEMA PARTNERS
                         ------------------------------
             (Exact name of Company as specified in Its charter)

             NEVADA                                    87-0772357
      -------------------------------             -------------------
      (State or other jurisdiction of               (IRS Employer
       Incorporation or Organization)             Identification No.)

              357 Bay St., Suite 404, Toronto, Ontario  M5H2T7
          ------------------------------------------------------------
               (Address of Principal Executive offices)     (Zip Code)


Company's telephone number, with area code:  (416) 367 - 8299

         Securities registered pursuant to Section 12(b) of the Act:
                                      None

         Securities registered pursuant to Section 12(g) of the Act:
                  Common stock of $0.001 par value per share

         Indicate by, check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. $-

Aggregate market value of the voting stock held by non-affiliates of Company:
  $603,440 as of February 28, 2001

Number of shares outstanding as of February 28, 2001:  24,190,736.

Documents incorporated by reference: The Company's Registration Statement on Form 10-SB submitted on August 11, 2000, and the amendment thereto filed on October 13, 2000, and all exhibits thereto; the Company's Quarterly Reports on Form 10QSB submitted on November 22, 2000 and January 19, 2001; and the Company's current reports on Form 8-k dated March 12, 2001 and April 24, 2001.

Part I.
Item 1   DESCRIPTION OF BUSINESS


ORGANIZATION  AND  CHARTER


     New Cinema Partners, Inc., (the "Company") was formed under the laws of Nevada on February 2, 1998 under the name Valance 9 Development, Inc. to develop and market a world wide web authoring software product. The initial amount of authorized capital was $100,000 consisting of 100,000,000 shares of Common Stock, $0.001 par value. A copy of the Company's initial Articles of Incorporation is attached hereto and is incorporated by reference. See Part III,
Item 1.

     On April 17, 1998, the Company's Articles of Incorporation were amended. The purpose of the amendment was to change the name of the corporation from Valance 9 Development to Valence 9 Development, Inc. A copy of the Company's certificate of amendment to the Articles of Incorporation is attached hereto and is incorporated by reference. See Part III, Item 1.

     Valence 9 Development, Inc. filed a Form 15(c)211 with the National Association of Securities Dealers (NASD) to allow its Common Stock to trade on the OTC Bulletin Board. The Company's Common Stock began trading on the OTC Bulletin Board in July of 1998, under the trading symbol "VLND." In August, 1998 the symbol was changed at Valence 9 Development, Inc.'s request to "VNIN."

    On August 27, 1999 the Company's Articles of Incorporation were amended. The purpose of the amendment was to change the name of the corporation from Valence 9 Development, Inc. to New Cinema Partners. A copy of the Company's certificate of amendment to the Articles of Incorporation is attached hereto and is incorporated by reference. See Part III, Item 1.

     On August 31, 1999, the Company and New Cinema Partners, Inc. executed an Acquisition Agreement whereby the Company acquired all of the issued and outstanding common stock of New Cinema Partners, Inc., a Canadian corporation formed on February 18, 1999.

     On July 4, 2000, the Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. As part of the transaction, Mr. Damian Lee, founder and one of the principals of Stone
Canyon Pictures, became the Chief Executive Officer and the Chairman of the Board of Directors of the Corporation. On March 12, 2001, after being unable to raise adequate funds for any production, Mr. Lee resigned from his position with the Company.

     The Company was delisted for non-compliance with the OTC Bulletin Board's reporting requirements in May of 1999, and began trading on the pink sheets at that time until the Company became a "Reporting Company" under the 1934 Securities Exchange Act and resumed trading on the OTC Bulletin Board in December, 2000. Since May, 1999 the Company's securities have been traded under the trading symbol "NCPP."

MATERIAL  CHANGES  IN  CONTROL  SINCE  INCEPTION  AND  RELATED  BUSINESS HISTORY

     There is only one class of stock - the Company's common stock. The initial five shareholders ( the "Initial Control Group") of the Company were issued 25,100,000 common shares of the Company's common stock at inception. This group consisted of the officers and directors of the Company and their designees (Wayne Walrath, Lewis Hayse, Michael Gordy, Francois Escher, and Robert Short). From February to March of 1999, the Company did a series of offerings pursuant to Rule 504 promulgated under Regulation D of the Securities Act of 1933, as amended. The total amount of common shares issued at the completion of those offerings was 32,588,800, with the Initial Control Group controlling 77% of those shares.

     In June, 1999, the Company issued and then cancelled 438,637 shares pursuant to a letter of intent to acquire Image Advertising Plc. The shares were cancelled because the acquisition was never consummated.

     In June, 1999, the Company did an 800 to 1 reverse split of its common stock, resulting in the Company's issued and outstanding common shares going from 32,588,800 to 40,736 shares. The reverse stock split was done in order to prepare the Company to be able to acquire a new business, once it had became evident that the then-current business was not viable.

     On August 31, 1999, the Company and New Cinema Partners, Inc. executed an Acquisition Agreement whereby the Company changed its name to New Cinema Partners and acquired all of the issued and outstanding common stock of New Cinema Partners, Inc., in exchange for 4,000,000 shares of its common stock. This transaction resulted in the former shareholders of New Cinema Partners, Inc., becoming the holders of the 4,000,000 newly issued shares, (the "New Control Block"). The New Control Block shares as described herein are held by:

     In September, 1999 the Company issued 7,000,000 free trading shares pursuant to Rule 504 promulgated under Regulation D of the Securities Act of 1933, as amended. The total amount of common shares issued at the completion of this offerings was 11,040,736 with the Control Group holding 36.23% of those shares.

     In May, 2000, the Company issued 3,000,000 restricted shares to total of six corporations to do consulting to help find a new business for the Company. This brought the Company's total issued and outstanding common shares to 14,040,736, of which the New Control Block held 4,000,000 shares, or 28.5%.

     In June, 2000, the Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. The purchase price was 10,000,000 shares of the Company's common stock. The shareholders of these 10,000,000 shares are the "Current Control Block" and they hold 10,000,000 out of 24,140,736, or 41.6%, of the Company's common shares.

     The Company is presently inactive and has no operations other than pursuing its current business plan seeking to acquire, in exchange for securities or assets of the Company, assets or a business. The Company believes that it is in the final stages of negotiating an agreement with Imperial Logistics of Quebec, Canada, however no final agreement regarding the acquisition has been entered into as of the date of this Form 10-KSB.

(b)  Narrative Description of Business.
     ----------------------------------

     The Company has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with those held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's Common Stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Company's then current shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has elected to concentrate on finding a target in the shipping and logistics industries because of their view that they may be able to raise additional funds for either the purchase of or for the funding for such projects. The Company's officers and directors will devote such time as they feel is necessary to seek out a suitable opportunity.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, Management may identify a target company generating losses which the Company will seek to acquire or merge with the Company. There is no assurance that if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

     The Company believes that it is in the final stages of negotiating the acquisition of Imperial Logistics of Quebec, Canada ('Imperial'). The Company has been negotiating with Imperial and draft agreements have gone back and forth between the Company and Imperial. One of these draft agreements, a copy of which is hereto attached as Exhibit 28.1 had been erroneously executed by the parties, and was subsequently revoked by the parties in a letter, a copy of which is hereto attached as Exhibit 28.2 . However, the Company's management believes that it will be able to consummate an agreement with Imperial, or another as of yet unidentified on substantially similar terms in the coming weeks.



     Plan of Acquisition
     -------------------

     In evaluating target companies, Management intends to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or otherwise. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by Management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, Management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. If a prospect is selected for an in-depth review, Management will review in detail the prospect's business activities, including its audited financial statements, if any.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then current shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company would incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, Management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's then supply of capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition. It is likely that the Company will seek to accomplish any business combination in a manner which will not require shareholder approval.

     The Company may be required to seek additional financing in order to proceed with any proposed transaction with a target company, which could be accomplished by either the sale of common stock, the issuance of debt, or both.

     Competition
     -----------

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.



     Facilities
     ----------

     The Company rents 2,500 square feet of space on a month to month basis at 375 Bay St. in Toronto, Canada, for $3,500 per month, in which its executive offices are located. This space is rented to the Company by Olympia & York who has no affiliation to the Company.


     Employees
     ----------

     New Cinema currently has 6 full-time employees, including the Company's president, Martin Lapedus. In addition, the Company intends to retain individuals, including directors, cast and crew, with the appropriate skills and background as required for particular projects under development or in production.

     None of the Company's full-time employees are unionized. However, most of the companies productions will be established under seperate wholly owned corporation of the Company, called production subsidiaries, and individuals employed by any of the Company's production subsidiaries may be members of guilds or unions which bargain collectively with producers on an industry-wide basis from time to time. The Company intends to maintain very good relationships with its employees and the guilds and unions.


Item 2.  DESCRIPTION OF PROPERTY


     The Company rents 2,500 square feet of space on a month to month basis at 357 Bay St. in Toronto, Canada, for $3,500 per month, in which its executive offices are located. This space is rented to the Company by Olympia & York who has no affilliation to the Company.

Item 3.  LEGAL PROCEEDINGS

     The Company had previously occupied premises in a different location. The Company maintains that it did not sign, and did not enter into, a lease for the previous location. The real estate property manager maintains that there is a five-year lease, and that legal action has commenced to recover outstanding rent and damages. The Company has no knowledge of any legal action, believes there is no merit to any possible action, and has not included a provision for any outstanding rent or damages in these financial statements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters to a vote of its security holders during its fiscal year ended February 28, 2001.

Part II.
Item 5.  MARKET FOR Company'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Over The Counter Bulletin Board under the symbol "NCPP." The following table sets forth the high and low bid prices as reported by FinancialWeb.com, Inc. for the periods ending May 31, 2001 and prior. These quotations for the fiscal year 1998, and the first two quarters of 1999 reflect trading done by Valence 9 Development, Inc., under the symbol "VNIN." All quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of June 1, 2001 there were 296 shareholders of Common Stock. The Company has paid no dividends in the year ended February 28, 2001.

                           High              Low
2001                      -----              ----
Second Quarter            $0.20              0.05
First Quarter             $0.11              0.04

2000
-----
Fourth Quarter            $0.12             $0.05
Third Quarter              0.30              0.06
Second Quarter             0.25              0.06
First Quarter              0.25              0.10


1999
-----
Fourth Quarter            $2.94             $0.16
Third Quarter              5.06              1.06
Second Quarter             2.71              1.12
First Quarter              4.25              2.00

1998
-----
Fourth Quarter             4.62              2.12
Third Quarter              4.12              0.62


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion relates to the results of our operations to date, and our financial condition: This prospectus contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement. Development stage activities. The Company has been a development stage enterprise from its inception February 18, 1999 to February 28, 2001.
Since July, 2000 the Company has been in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that the Company had been involved in a venture to develop and market internet software, and a venture to create own and manage a proprietary type of movie theatres, none of which had resulted in any revenues. Since December, 1999 management has devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with, obtaining the intellectual property assets, and reorganizing the Company thereforth to enable it to go into film production, obtaining new customers for sale of film and television productions, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; and furthering its research and development for its products. These activities were funded by the Company's management and investments from stockholders in the amount of $245,818 . In March 2001 the Company accepted the resignation of Damian Lee, the President of the Company. Mr. Lee's resignation has presented a predicament to the Company in that the exploitation of the assets acquired from Stone Canyon Pictures was based upon his professional leadership as a movie producer. As a result the business direction of the company is uncertain.

     The Company will endeavor to market and sale the intellectual property however, there is no guarantee that the Company will be successful at marketing or selling the intellectual property.

     The Company is currenty focusing on a possible new business direction in the shipping and logistics industry and will continue to negotiate the possible acquisition of a Logistics based operation. There is no guarantee that the Company will be successful at completing any such acquisition or merger.

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

     Results of Operations for the year ended February 28, 2001. For the year ended February 28, 2001, the Company generated net sales of $-0-. The Company's cost of goods sold for the year ended February 29, 2000 was $-0-. The Company's gross profit on sales was $-0- for the year ended February 29, 2000. The Company's general and administrative costs aggregated approximately $$2,176,404 for the year ended February 28, 2001. These expenses represent carry over losses from the Company's reorganization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for its entry into the film and movie industry. Liquidity and Capital Resources. The Company had a cash balance of $$1,999 atFebruary 28, 2001, as compared to $99 for the year ended February 29, 2000. Working capital at February 29, 2001 and Feruary 28, 2001 and February 29, 2000 was negative at $(560,954)and $(128,895)
respectively. For the year ended February 29, 2001 and forworking capital was provided by management for the payment of expenses. At February 29, 2000 and May 31, 2000, the Company continued to be funded through shareholder loan balances aggregating $163,491 and 163,994 respectively. During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and admistrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Companies continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps: 1. The Company will endeavor to complete an acquisition in the Shipping and Logistics field. 2. The Company will endeavor to complete a private placement to fund future operations should the Company complete an acquisition in the Shipping and Logistics Field.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no change in its accountants for the year ended February 28, 2001.


Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         Company

     The Board of Directors of the Company is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by the Board of Directors and hold office until successors are duly elected and qualified. The following is a brief account of the business experience of each director and executive officer of the Company.

     The position(s) held by each Officer and Director of the Company are shown on the following table. Each Director was elected or re-elected in July, 2000, and will serve for one year or until the next annual meeting of the Company's Shareholders and until a successor is elected and has qualified.

                          Age           Position
Martin Lapedus            57            Chief Executive Officer,  Prsident,
                                        Chairman of the Board of Directors
Paul Walters              46            Director
Marvin Sazant             64            Director
John Cox                  68            Director

     Martin Lapedus has been the Company's Chief Financial Officer, secretary, and a Director since November 1, 1999. Mr. Lapedus is a chartered accountant in Ontario, Canada, and has been self employed since graduating with a degree in accounting from Queens University, of Ontario, Canada, in 1967.

     Paul Walters has been a Director of the Company since July 4, 1999. Since April of 1991 Mr. Walters has worked as an independent sales representative for Royal LePage real estate of Toronto, Canada. Prior to that Mr. Walters had spent 13 years in the banking industry working at varied positions in the Toronto Dominion Bank of Toronto, Canada. Mr. Walters received his BA in economics and history from the University of Western Ontario in 1977.

     Dr. Marvin Sazant has been a Director of the Company since March 1, 2000. Dr. Sazant received his M.D. from the University of Toronto in 1961, and a B.A. in biology from the University of Toronto in 1957. Since 1967 Dr. Sazant has been a self employed physician in Toronto, Canada.

     John Cox has been a Director of the Company since March 1, 2000. Mr. Cox was a principal in Coventry Lane Jaguar car dealership of Toronto, Ontario, Canada from 1993 to 1999, and was the President and a principal of Jaguar Rolls-Royce on Bay car dealership of Toronto, Ontario, Canada from 1983 to 1992.

ITEM 10. EXECUTIVE COMPENSATION


     The following table sets forth the compensation paid during the fiscal year ended February, 2001, to the Company's Chief Executive Officer and each of the Company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 200 and no bonuses were awarded during fiscal 1998.



                                         Annual  Compensation               Awards             Payouts
                                   ------------------------------  -------------------------  ---------
                                                           Other                                            All
                                                           Annual   Restricted    Securities               Other
                                                          compen-      Stock      Underlying     LTIP     Compen-
                                                           sation    Award(s)    Options/SAR   Payouts    sation
Name and Principal Position  Year  Salary ($)  Bonus ($)    ($)         ($)          (#) (1)     ($)        ($)
- ----------                   ----  ----------  ---------  -------  -----------  ------------  ---------  --------
Damian Lee(2)
Former Chief Executive       2000      -0-         -0-         -0-      -0-        480,000       -0-         -0-
Officer, President           1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Chairman of the              1998      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Board of Directors           1997      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Martin Lapedus
Chief Executive              2000      -0-         -0-         -0-      -0-        480,000       -0-         -0-
Officer, President           1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Chairman of the              1998      -0-         -0-         -0-      -0-             -0-      -0-         -0-
Board of Directors           1997      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Paul Walters                 2000      -0-         -0-         -0-      -0-        480,000       -0-         -0-
Director                     1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1998      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1997      -0-         -0-         -0-      -0-             -0-      -0-         -0-

Marvin Sazant                2000      -0-         -0-         -0-      -0-        480,000       -0-         -0-
Director                     1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1998      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1997      -0-         -0-         -0-      -0-             -0-      -0-         -0-

John Cox                     2000      -0-         -0-         -0-      -0-        480,000       -0-         -0-
Director                     1999      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1998      -0-         -0-         -0-      -0-             -0-      -0-         -0-
                             1997      -0-         -0-         -0-      -0-             -0-      -0-         -0-

---------------------------------------------

1. On August 1, 2000, the Company granted each director options to purchase 480,000 shares of the Company's common stock at the price of $0.50 per share. These shares are to be registered on Form S-8 as soon as practicable, and will expire on August 1, 2001.

2. On September 1, 2000 the Company entered into an employment agreement with its Chief Executive Officer, Damian Lee, which entails compensation of $10,000 per month however, the contract specifies that no cash consideration will be paid to Mr. Lee until such time as the Company is successful at completing adequate financing. In March, 2001, having failed to complete any financing to do any production project, Mr. Lee resigned from his positions with the Company, and has not made any claim against the Company.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information known to the Company regarding the beneficial ownership of Common Stock as of February 28, 2001, by
(i) each Director of the Company,  (ii) each  executive  officer of the Company,
(iii) all directors and executive officers as a group, and (iv) each person known to the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock.


                                     Shares Beneficially Owned
                                     -------------------------
                                                   Percentage
Directors and Executive Officers      Shares Held   Owned (1)
- --------------------------------      -----------   ---------
Damian Lee  (2)                          975,000      4.04%
Former Chief Executive
Officer,
Chairman of the
Board of Directors
102 Bloor St. W
Toronto, ON M551M8
Canada

Briar Communications, Inc. (2)          950,000       3.95
2 Elm Avenue, #24
Toronto, ON  M4T 1T8

Pine Wood Studios, Inc.  (2)            950,000       3.95
120 Adelaide St. West
Suite 2401
Toronto, ON  M5H1T1

Mike Mastercolo (2)        `            975,000       4.04
357 Bay Street
Suite 404
Toronto, On M5H2T7

John D'Acunto   (2)                     500,000       2.04
357 Bay Street
Suite 404
Toronto, On M5H2T7


Joseph Balerino (2)                     500,000       2.04
357 Bay Street
Suite 404
Toronto, On M5H2T7

Avi Amar  (2)                           525,000       2.18
983 Apt. 3
Rehov Eilat, Ashdod
Israel

Pacifica Technologies, Ltd. (2)         750,000       3.10
4060 Burton Avenue
Richmond, BC
V7C4M1

Westcape Technologies, Ltd. (2)         700,000       2.90
260 QueensQuay West,
Suite 3108
Toronto, ONT  M5J 2N3

Jessica Mathison (2)                    625,000       2.60
1550 Johnston
White Rock, BC
VHB 328

Portico Industries, Ltd. (2)            650,000       2.70
4060 Burton Avenue
Richmond, BC  V7C4M1


Aviam Holdings, Ltd.(2)                 700,000       2.90
2269 Lakeshore Blvd
Suite 2806
Toronto, ON  M8V 3X6

543637 B.C. Ltd. (2)                    100,000       0.44
4060 Burton Avenue
Richmond, BC V7C 4M1

Margaret Hales  (2)                      50,000       0.22
4060 Burton Avenue
Richmond, BC V7C 4M1

Susan Hales   (2)                        25,000       0.11
4060 Burton Avenue
Richmond, BC V7C 4M1

Ken Hales  (2)                           25,000       0.11
4060 Burton Avenue
Richmond, BC V7C 4M1

Martin Lapedus
Chief Financial
Officer and a Director
179 Oakhurst Drive
Thornhill ON L4J8H6
Canada

Paul Walters
Director
1300 Islington Ave. #2402
Toronto, ON M9A5C4
Canada

Marvin Sazant
Director
5 Julian Rd.
Downview, ON M3M3C2
Canada

John Cox                                385,000      1.61%
Director
131 Bloor St. W.
Toronto, ON M551R1
Canada

As a group (3)                       10,385,000      43.01%
(19 persons)

(1) Percentage of ownership is based on 24,140,736 shares of Common Stock issued and outstanding as of August 1, 2000.

(2) At this time the Company is treating the Company's shareholders who were previous shareholders of Stone Canyan, all of whom together received a total of 10,000,000 shares of the Company's common stock in exchange for Stone Canyan's assets, as being part of the group beneficially owned by Damian Lee..

(3) If the prior shareholders of Stone Canyan are not included unless they are directors or management of the Company, then these numbers go down to 5 persons ( Damian Lee, Martin Lapedus, Paul Walters, Marvin Sazant, and John
     Cox) holding 1,360,000 shares representing 5.63% of the total shares outstanding.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

     CERTAIN  BUSINESS  RELATIONSHIPS

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) All required exhibits are incorporated herein by reference from the Company's Form 10-SB and Amendments thereto.

(b)  Exhibit 28.1  - Draft Agreement

(c)  Exhibit 28.2 - Letter

                       THIS PAGE LEFT INTENTIONALLY BLANK

                               NEW CINEMA PARTNERS
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS








                                    CONTENTS



                                                  PAGE
INDEPENDENT AUDITORS' REPORT                        1

CONSOLIDATED BALANCE SHEETS                         2

CONSOLIDATED STATEMENTS OF OPERATIONS               3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS       4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY     5

CONSOLIDATED STATEMENTS OF CASH FLOWS               6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7 - 15

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF NEW CINEMA PARTNERS:

We have audited the accompanying consolidated balance sheets of New Cinema Partners (A Development Stage Company) as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended February 28, 2001, for the period from February 18, 1999 (inception) to February 29, 2000, and for the period from February 18, 1999 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Cinema Partners as of February 28, 2001 and February 29, 2000, and the consolidated results of its operations and its cash flows for the year ended February 28, 2001, for the period from February 18, 1999 (inception) to February 29, 2000, and for the period from February 18, 1999 (inception) to February 28, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       Certified Public Accountants

New York, New York
June 5, 2001


                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS





                                                                         February 28,                             February 29,
                                                                             2001                                     2000
                                                                --------------------------------        ----------------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $             1,999                     $                99
  Miscellaneous receivable                                                   21,341                                       -
                                                                --------------------------------        ----------------------
     Total current assets                                                    23,340                                      99

OTHER ASSETS
  Intangible assets                                                       1,000,000                                       -
  Debt issuance costs, net of accumulated amortization
   of $252,600 and $101,000                                                 505,400                                 657,000
                                                                --------------------------------        ----------------------

     Total assets                                               $         1,528,740                     $           657,099
                                                                ================================        ======================

     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable                                           $           272,941                     $            69,500
     Accounts payable, related parties                                      195,000                                  39,000
     Accrued interest                                                        20,535                                   6,500
     Convertible note payable                                                95,000                                       -
     Shareholder advance                                                        818                                  13,994
                                                                --------------------------------        ----------------------
        Total current liabilities                                           584,294                                 128,994
     Loan payable - related party                                           150,000                                 150,000
                                                                --------------------------------        ----------------------
        Total liabilities                                                   734,294                                 278,994
                                                                --------------------------------        ----------------------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    24,190,736 and 11,040,736 shares issued and outstanding                  24,191                                11,041
  Additional paid-in-capital                                              3,212,619                             1,886,394
  Deficit accumulated during
    the development stage                                                (2,449,411)                           (1,525,634)
  Cumulative foreign currency translation adjustment                          7,047                                 6,304
                                                                --------------------------------        ----------------------

     Total stockholders' equity                                             794,446                               378,105
                                                                --------------------------------        ----------------------

     Total liabilities and stockholders' equity                 $         1,528,740                     $         657,099
                                                                ================================        ======================



The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    February 18,       February 18,
                                                                                        1999               1999
                                                               Year Ended          (inception) to     (inception) to
                                                              February 28,        February 29, 2000  February 28, 2001
                                                                  2001
                                                          ------------------- ---------------------- --------------------

Revenue                                                   $             -      $               -      $           -

Selling, general and administrative expenses                      758,270              1,418,134          2,176,404
Amortization of debt issuance costs                               151,600                101,000            252,600
Interest expense                                                   13,907                  6,500             20,407
                                                          ------------------- ---------------------- -------------------------

Loss from operations before provision for income taxes           (923,777)            (1,525,634)        (2,449,411)

Provision for income taxes                                              -                      -                  -
                                                          ------------------- ---------------------- -------------------------

Net loss                                                  $      (923,777)     $      (1,525,634)      $ (2,449,411)
                                                          =================== ====================== =========================

Net loss per share - basic and diluted                    $            (0.05)  $              (0.21)   $         (0.18)
                                                          =================== ====================== =========================

Weighted average number of common shares
 outstanding                                                   20,151,557               7,233,483        13,683,684
                                                          =================== ====================== =========================



  The accompanying notes are an integral part of these consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                Year Ended          February 18, 1999
                                                February 28,         (Inception) to
                                                     2001           February 29, 2000
                                               ------------------  -------------------

Net loss                                      $ (   923,777)            $ (1,855,634)

Foreign currency translation adjustment                 743                    6,304
                                               ------------------  -------------------

Comprehensive loss                            $ (   923,034)            $ (1,849,330)
                                               ==================  ===================



  The accompanying notes are an integral part of these consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                       Deficit
                                                                                                  Accumulated
                                                                  Common Stock        Additional   During the  Foreign Currency
                                                                ------------------    Paid-in    Development  Translation
                                                            Shares          Amount    Capital         Stage    Adjustment    Total
                                                            ------------   ------- -----------  ------------      -------  ------
  Balance, February 18, 1999 (Inception)                              -   $      - $         -  $          -   $     -   $        -
                                                                                 -                                   -

  Sale of common stock, February 18, 1999                     4,000,000      4,000     155,435             -         -      159,435

  Acquisition of public shell corporation, August 31, 1999       40,736         41             )           -         -            -
                                                                                             (
                                                                                            41

  Sale of common stock, September 15, 1999                    7,000,000      7,000     973,000             -         -      980,000

  Issuance of options in connection with debt                         -          -     758,000             -         -      758,000

  Net loss                                                            -          -           -   ( 1,525,634  )      -    1,525,634)

  Foreign currency translation adjustment                             -          -           -             -     6,304        6,304
                                                            ------------  -------- ------------ -------------  --------  -----------

  Balance, February 29, 2000                                 11,040,736     11,041   1,886,394   ( 1,525,634  )  6,304      378,105

  Issuance of shares in connection with asset acquisition,
    May 22, 2000                                              3,000,000      3,000     327,000             -         -      330,000

  Issuance of shares for intangible assets, June 27, 2000    10,000,000     10,000     990,000             -         -    1,000,000

  Issuance of shares for services, January 17, 2001             150,000        150       9,225             -         -        9,375

  Net loss                                                            -          -           -  (    923,777  )      -    ( 923,777)

  Foreign currency translation adjustment                             -          -           -             -       743          743
                                                            ------------  -------- ------------ -------------  --------  -----------

  Balance, February 28, 2001                                 24,190,736   $ 24,191 $ 3,212,619  $( 2,449,411  )$ 7,047   $  794,446
                                                            ============  ======== ============ =============  ========  ===========


         The accompanying notes are integral part of these consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              February 18, 1999       February 18, 1999
                                                         Year Ended        (Inception) to February       (Inception)
                                                        February 28,              29, 2000          to February 28, 2001
                                                            2001
                                                      ----------------------  ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $(   923,777 )    $  (1,525,634)      $  (2,449,411 )
     Stock-based compensation                                       339,375                                339,375
                                                                                              -
     Amortization of debt issuance costs                            151,600             101,000            252,600
     Increase in receivable                                    (     21,341 )                 -            (21,341 )
     Increase in accounts payable                                   359,441             108,500            467,941
     Increase in accrued interest                                    14,035               6,500             20,535
                                                      ----------------------  ------------------  -----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                               (     80,667 )       (1,309,634)        (1,390,301)
                                                      ----------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES -
     Sale of common stock                                                 -           1,139,435          1,139,435
     Proceeds of loan payable                                             -             150,000            150,000
     Shareholder advances                                            81,824              13,994             95,818
                                                      ----------------------  ------------------  -----------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                      1,303,429
                                                                     81,824                              1,385,253
                                                      ----------------------  ------------------  -----------------

Effect of currency translation on cash                                  743               6,304              7,047
                                                      ----------------------  ------------------  -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      1,900                  99              1,999

CASH AND CASH EQUIVALENTS -
  beginning of period                                                    99                   -                  -
                                                      ----------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS - end of period                        $    1,999          $       99        $     1,999
                                                      ======================  ==================  =================

SUPPLEMENTAL INFORMATION:
    During the period February 18, 1999 to February 28, 2001, the Company paid no cash for interest or income taxes.



  The accompanying notes are an integral part of these consolidated financial statements.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

                    The financial statements presented include only the accounts of Ontario from its inception (February 18, 1999) through February 28, 2001 and of Nevada from August 31, 1999 through February 28, 2001.

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

                    The Company has decided not to pursue its plan to become an independent film production company. It intends to market its intellectual properties. It will also seek to obtain funds through the sale of additional equity or debt securities and intends to satisfy a portion of its current debt through the issuance of equity securities.

                    The Company will also pursue merger opportunities with operating companies.

                    Nature of Operations
                    The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



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

                    Fair Value of Financial Instruments
                    The carrying value of cash and cash equivalents, receivables, accounts payable, loan payable and advance from shareholder approximates fair value due to the relatively short maturity of these instruments.

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

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

   NOTE 1 -         DESCRIPTION OF BUSINESS AND SUMMARY OF
                    SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Earnings Per Share
                    The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of February 28, 2001, the Company has 2,170,000 potentially dilutive securities outstanding.

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

                    Stock-Based Compensation
                    The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123, "Stock Based Compensation", for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

                    Intangible Assets
                    The  Company's   intangible   assets  include   intellectual
                    properties consisting of film scripts and storylines.

                    The intangible assets have not yet been placed into service and are not being amortized at this time.

                    Should events or circumstances occur subsequent to the acquisition of intangibles which bring into question the realizable value or impairment of the related intangible asset, the Company will evaluate the remaining useful life and balance of the intangible asset and make adjustments, if required. The Company's principal consideration in determining an impairment includes the strategic benefit to the Company of the particular asset as measured by undiscounted current and expected future operating income of that specified group of assets and expected undiscounted future cash flows. Should an impairment be identified, a loss would be reported to the extent that the carrying value of the related intangible asset exceeds the fair value of that intangible asset as determined by valuation techniques available under the circumstances.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



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

NOTE 3 -          INCOME TAXES

                    The components of the provision for income taxes are as follows:

                                                              February 18,
                                    Year Ended                    1999 to
                                    February 28,              February 29,
                                         2001                       2000
                                     ------------               ------------
      Current Tax Expense
          U.S. Federal            $             -            $           -
          State and Local                       -                        -
                                 ----------------            --------------
      Total Current                             -                        -
                                 ----------------            --------------

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



   NOTE 3 -      INCOME TAXES (Continued)

                                                                February 18,
                                              Year Ended            1999 to
                                              February 28,      February 29,
                                                   2001               2000
                                               ------------       ------------
    Deferred Tax Expense
        U.S. Federal                                      -                -
        State and Local                                   -                -
                                           ----------------    --------------
    Total Deferred                                        -                -
                                           ----------------    --------------

    Total Tax Provision (Benefit) from
     Continuing Operations                 $              -     $           -
                                           ================     =============

               The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

     Federal Income Tax Rate                     34.0%              34.0%
     Effect of Valuation Allowance           (   34.0)%         (   34.0)%
                                            ---------          ---------
     Effective Income Tax Rate                    0.0%               0.0%
                                          ===========        ===========

                    At February 28, 2001, the Company had net carryforward losses of approximately $1,526,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                    Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of February 29, 2001 are as follows:

                    Deferred Tax Assets
                     Loss Carryforwards                  $    519,000

                     Less:  Valuation Allowance           (   519,000)
                                                         ------------
                     Net Deferred Tax Assets       $                -
                                                   ==================

                    Net operating loss carryforwards expire in 2020.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 4 -            COMMON STOCK

                    On September 15, 1999, the Company sold 7,000,000 shares of common stock, pursuant to a private placement, for gross proceeds of $980,000.

                    On May 22, 2000, the Company issued 3,000,000 shares for services (see Note 7).

                    On June 27, 2000, the Company issued 10,000,000 shares for intangible assets (see Note 7).

                    On January 17, 2001, the Company issued 150,000 shares, valued at $9,375, for services.

                    The Company issued a total of 1,125,000 shares pursuant to two contracts entered into during the year ended February
                    28, 2001. No services had been performed under these contracts and the contracts were cancelled subsequent to February 28, 2001. The shares issued are being cancelled and are not reflected as being issued and outstanding in the financial statements.

NOTE 5 -            LOAN PAYABLE - RELATED PARTY

                    The Company received a loan from the Pueblo Trust, a related party, in the amount of $150,000. The loan bears interest at 6.5% per year and is due on July 9, 2004. The Pueblo Trust is the majority shareholder of Ultimate Entertainment, Ltd., which was a control stock shareholder.

                    In connection with obtaining this loan, the Company granted an option to purchase 250,000 shares of common stock to a third party. The option is exercisable at $2.50 per share for nine months after the Company files a registration statement, which was declared effective on November 1, 2000. The option therefore expires on August 1, 2000. This option has been valued at $758,000 using the Black Sholes option pricing model with the following assumptions: Interest rate, 4%; Volatility rate, 200%; Expected life, 1 year; Dividend yield, $0. The value of the option is being amortized over the five year life of the note.

                    The Company had an urgent need for cash at the time the loan was made, to meet critical cash requirements. Due to its precarious financial position, the Company was required to provide favorable terms in the options issued in connection with obtaining the financing.

NOTE 6 -            COMMITMENTS AND CONTINGENCIES

                    The Company leases its premises on a month-to-month basis. Rent expense included in the statement of operations for the periods ended February 28, 2001 and February 29, 2000 is $21,198 and $47,612, respectively.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 7 -            ACQUISITION OF INTANGIBLE ASSETS

                    The Company consummated an asset purchase agreement acquiring certain intellectual properties, comprising scripts and storylines, owned by 1255234 Ontario, Inc., also known as Stone Canyon Pictures. The purchase price was 10,000,000 shares of Company common stock, valued at $0.10 per share. Additionally, the Company issued 3,000,000 shares of common stock as payment for services provided in connection with the acquisition. These shares have been valued at $0.11 per share, or $330,000. This amount has been recorded as an expense in the financial statements.

NOTE 8 -            CONVERTIBLE NOTE PAYABLE

                    The Company has received advances aggregating $95,818 from a shareholder for working capital purposes.

                    On February 15, 2001, the Company issued a convertible note in the amount of $95,000 to secure substantially all of these advances. The note bears interest at a rate of 8% per year and is due on February 15, 2002. Principal and accrued interest is convertible at any time into common stock at the rate of $0.07 per share. For every dollar converted, the holder shall receive an option to acquire one share of common stock, at an exercise price of $0.50, exercisable for three years.

NOTE 9 -            SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY:

                    During the period ended February 29, 2000:

               o The Company issued options in connection with obtaining a loan. These options have been valued at $758,000.

                    During the period ended February 28, 2001:

               o The Company issued 3,000,000 shares of common stock, valued at $330,000, for services provided in connection with an asset acquisition.

               o The Company issued 10,000,000 shares of common stock, valued at $1,000,000, to acquire intangible assets.

               o The Company issued 150,000 shares of common stock, valued at $9,375, for legal services.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 10 -   STOCK OPTION PLANS

                    On August 1, 2000, the Company granted to four directors options to purchase an aggregate of 1,920,000 shares of common stock, exercisable at $0.50 per share. The options vested immediately and expire in one year. The exercise price exceeded the fair value of the stock on the date of grant and, accordingly, the Company has not recorded any compensation expense related to these options.

                    There were no stock option transactions during the initial period ended February 29, 2000.

                    A summary of stock option transactions is as follows:
                                                                 Year ended

                                                                February 28,
                                                                       2001

           Outstanding, beginning                                          -

           Granted at an exercise price of $0.50 per share         1,920,000
                                                                   ---------

           Outstanding, ending                                     1,920,000
                                                                   =========

           Exercisable, ending                                     1,920,000
                                                                   =========

                    The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                    Risk free interest rate                  4%
                    Life of the options                      1 year
                    Expected dividend yield                      0%
                    Expected volatility                        612%
                    Weighted fair value of options granted   $0.09

                    Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 would have been the following:

                    Net loss                                 $(1,096,577)
                    Net loss per basic share            $(          0.05)

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



NOTE 10 -   STOCK OPTION PLANS (Continued)

                  Weighted average option price per share
                    Granted                                 $           0.50
                    Exercised                                              -
                    Cancelled                                              -
                    Outstanding at end of period                        0.50
                    Exercisable at end of period                        0.50
                  Weighted average remaining life
                    of options outstanding                          6 months

NOTE 11 -  SUBSEQUENT EVENTS

                  Subsequent to February 28, 2001:

               o    The  holder  of the  convertible  note  described  in Note 8
                    converted   $95,000  of  principal  and  $1,900  of  accrued
                    interest into 1,384,285 shares of common stock.

               o The Company entered into agreements to satisfy accounts payable of $215,000 and accounts payable to related parties of $193,000 through the issuances of a total of 5,100,000 shares of common stock.

               o The Company issued 500,000 shares of common stock as a guarantee against payment of legal fees to be provided. The shares may be sold to satisfy any legal fees whicha re not timely paid.

Exhibit 28.1


                        SHARE EXCHANGE AGREEMENT (DRAFT)

         THIS AGREEMENT is made this _________ 2001 by and among New Cinema Partners, a Nevada corporation, hereinafter called "NCPP", Imperial Logistics, Inc. a Quebec, corporation, hereinafter called "ILI ", James Moore, and Francis Gerlach the registered shareholders of ILI, hereinafter called the "SELLING SHAREHOLDERS".

RECITALS:

         WHEREAS NCPP desires to acquire 100% of the issued and outstanding shares of the common stock of ILI in exchange for 25,000,000 authorized but unissued shares of the common stock of NCPP, pursuant to a plan of reorganization within the meaning of IRC (1986), Section 368(a)(1)(B), as amended; and

         WHEREAS the SELLING SHAREHOLDER desire to exchange 100% of the issued and outstanding shares of the common stock of ILI , currently owned by the SELLING SHAREHOLDER, in exchange for said 25,000,000 shares of NCPP,

         NOW THEREFORE, in consideration of the mutual promises, covenants and representations contained herein, and to consummate the foregoing plan of reorganization, the parties hereby adopt said plan of organization and agree as follows:

                                    ARTICLE I
                             EXCHANGE OF SECURITIES

         1.01 Issuance of NCPP Shares. Subject to all of the terms and conditions of this Agreement, NCPP agrees to issue to the SELLING SHAREHOLDER 25,000,000 fully paid and non-assessable unregistered shares of NCPP common stock in exchange for 100% of the outstanding ILI common stock, all of which are currently owned by the SELLING SHAREHOLDER.

         1.02 Transfer of ILI Shares. In exchange for NCPP's stock being issued to the SELLING SHAREHOLDER as above described, the SELLING SHAREHOLDER shall on the closing date and concurrent with such issuance of NCPP's common stock, deliver to NCPP 100% of the outstanding common stock of ILI .

                                   ARTICLE II
                  REPRESENTATIONS, AGREEMENTS AND WARRANTIES OF
                        THE SELLING SHAREHOLDERS AND ILI

         The SELLING SHAREHOLDER and ILI hereby represent, agree and warrant that:

         2.01 Organization. ILI is a corporation duly organized, validly existing, and in good standing under the laws of Ontario (It says Quebec above), Canada, has all necessary corporate powers to own its properties and to carry on its business as now owned and operated by it, is duly qualified to do business and is in good standing in any jurisdiction its business requires qualification.

         2.02 Capital. The authorized capital stock of ILI consists of an unlimited numberDoes it say unlimited in the articles of incorporation or an amendment to the articles?)of common shares. All of the issued and outstanding shares are validly issued, fully paid and non-assessable. After the execution of the actions contained in this Agreement, there will be no capital stock remaining, of any class, other than shares held by NCPP.

         2.03 Absence of Undisclosed Liabilities. As of the date hereof, ILI does not have any material debt, liability or obligation of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due.

         2.04 Investigation of Financial Condition. Without in any manner reducing or otherwise mitigating the representations contained herein, NCPP and/or its attorneys shall have the opportunity to meet with accountants and attorneys to discuss the financial condition of ILI . ILI shall make available to NCPP and/or its attorneys all books and records of ILI . If the transaction contemplated hereby is not completed, all documents received by NCPP and/or its attorneys shall be returned to ILI and all information so received shall be treated as confidential.

         2.05 Patents, Trade Names and Rights. ILI owns or holds or has adequate license rights in respect of all necessary patents, trademarks, service marks, trade names, copyrights and other rights necessary to the conduct or proposed conduct of its business.

         2.06 Compliance with Laws. ILI has complied with, and is not in violation of, applicable federal, state (Provincial?) or local statutes, laws and regulations affecting its properties or the operation of its business.

         2.07 Litigation. ILI is not a party to, nor to the best of its knowledge is there pending or threatened, any suit, action, arbitration or legal, administrative or other proceeding, or governmental investigation concerning its business, assets or financial condition. ILI is not in default with respect to any order, writ, injunction or decree of any federal, state, local or foreign court or agency, nor is it engaged in any lawsuits to recover monies due to it.

         2.08 Authority. The Board of Directors of ILI authorized the execution of this Agreement and the consummation of the transactions contemplated herein and has full power and authority to execute, deliver and perform this Agreement. This Agreement is a valid and binding obligation of ILI.

         2.09 Ability to Carry Out Obligations. The execution and delivery of this Agreement by ILI and the performance of its obligations hereunder in the time and manner contemplated will not cause, constitute or conflict with or result in (i) any breach of the provisions of any license, indenture, mortgage, charter, instrument, certificate of incorporation, bylaw or other agreement or instrument to which it is a party or by which it may be bound, nor will any consents or authorizations of any party other than those hereto be required,
(ii) an event that would permit any party to any agreement or instrument to terminate it or to accelerate the maturity of any indebtedness or other obligation, or (iii) an event that would result in the creation or imposition of any lien, charge or encumbrance on any asset.

         2.10 Full Disclosure. None of the representations and warranties made by the SELLING SHAREHOLDER or ILI herein or in any exhibit, certificate or memorandum furnished or to be furnished by the SELLING SHAREHOLDER or ILI , or on either's behalf, contains or will contain any untrue statement of material fact, or omits any material fact, the omission of which would be misleading.

2.11     Assets.
ILI has good and marketable title to all of its property free and clear of any and all liens, claims or encumbrances.

2.12     Indemnification.
         The Selling Shareholders and ILI (each, an "Indemnifying Person") jointly and severally agree to indemnify, defend and hold harmless NCPP and each Person, if any, who controls, directly or indirectly, NCPP, each officer, director, affiliate, partner, employee and agent of NCPP and each such other Person (individually referred to as an "Indemnified Person"), from and against any and all loss, claim, damage, liability, cost or expense whatsoever (including, but not limited to, any and all legal fees and other expenses and disbursements incurred in connection with investigating, preparing to defend or defending any action, suit or proceeding, including any inquiry or investigation, commenced or threatened, or any claim whatsoever or in appearing or preparing for appearance as a witness in any action, suit or proceeding) arising out of or based upon (i) the transactions contemplated by this Agreement, including activities to be undertaken by NCPP in furtherance of such transactions, (ii) any untrue statement or alleged untrue statement of a material fact contained in any statement or document of the Company or any omission or alleged omission to state therein a material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, or (iii) any representation or warranty of the Selling shareholders and ILI made in this Agreement or any document delivered by them in connection herewith being untrue when made or deemed made or any breach of any obligation of the Selling Shareholders and ILI under this Agreement. Any loss, claim, damage, liability, cost or expense found in a final judicial determination not subject to appeal to be due solely to the gross negligence or willful misfeasance of an Indemnified Person shall be excluded from the indemnification and contribution rights of such Indemnified Person set forth in this Section 2.12. The Selling Shareholders and ILI further agrees promptly upon demand by an Indemnified Person at any time or from time to time, to reimburse such Indemnified Person for, or pay, any loss, claim, damage, liability, cost or expense as to which the Selling Shareholders and ILI agreed to indemnify such Indemnified Person pursuant to this Agreement. Notwithstanding any of the indemnification or contribution provisions contained in this Section 2.12 the Indemnifying Person shall not be required to make reimbursement or payment for any settlement effected without its written consent, which will not be unreasonably withheld, but if the settlement is made without its written consent, which will not be unreasonably withheld, or if the settlement is made with its written consent, or if there be a final judgment against an Indemnified Person in any such action or proceeding, the Selling Shareholders and ILI agrees to indemnify and hold harmless such Indemnified Person from and against any loss or liability by reason of such settlement or judgment.

 This Section 2.12 is not in lieu of but is in addition to any rights which any Indemnified Person, and any obligations which the parties or any other person, may otherwise have. Any compliance by any party with this Section 2.12 shall not relieve such party from any liability it may otherwise have.


         2.13 Authority to Exchange. As of the date of this Agreement, the SELLING SHAREHOLDER holds 100% of the shares of ILI common stock. Such shares are owned of record by the SELLING SHAREHOLDER and such shares are not subject to any lien, encumbrance or pledge. The SELLING SHAREHOLDER holds authority to exchange such shares pursuant to this Agreement. This Agreement is a valid and binding obligation the Selling Shareholders to exchange their shares of ILI as provided for in this Agreement.

         2.14 Investment Intent. The SELLING SHAREHOLDER understands and acknowledges that the shares of NCPP common stock offered for exchange or sale pursuant to this Agreement are being offered in reliance upon the exemption from registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act and the rules and regulations promulgated thereunder for non-public offerings and make the following representations, agreements and warranties with the intent that the same may be relied upon in determining the suitability of the SELLING SHAREHOLDER as a purchaser of NCPP common stock:

         (a) The shares of NCPP common stock are being acquired solely for the account of the SELLING SHAREHOLDER, for investment purposes only, and not with a view to, or for sale in connection with, any distribution thereof, and with no present intention of distributing or reselling any part of the NCPP common stock acquired.

         (b) The SELLING SHAREHOLDER agrees not to dispose of its NCPP common stock or any portion thereof unless and until counsel for NCPP shall have determined that the intended disposition is permissible and does not violate the Act or any applicable Federal or state securities laws, or the rules and regulations thereunder.

         (c) The SELLING SHAREHOLDER agrees that the certificates evidencing the NCPP common stock acquired pursuant to this Agreement will have a legend placed thereon stating that they have not been registered under the Act or any state securities laws and setting forth or referring to the restrictions on transferability and sale of the NCPP common stock, and that stop transfer instructions shall be placed with the transfer agent for said certificate.

         (d) The SELLING SHAREHOLDER acknowledges that NCPP has made all records and documentation pertaining to NCPP common stock available to them and to their qualified representatives, if any, and has offered such person or persons an opportunity to ask questions and further discuss the proposed acquisition of NCPP common stock, and any available information pertaining thereto, with the officers and directors of NCPP, and that all such questions and information requested have been answered by NCPP and its officers and directors to the SELLING SHAREHOLDER's satisfaction.

         (e) The SELLING SHAREHOLDER has carefully evaluated its financial resources and investment position and the risks associated with this transaction and are able to bear the economic risks of this transaction; and it has substantial knowledge and experience in financial, business and investment matters and are qualified as sophisticated investors, and is capable of evaluating the merits and risks of this transaction; and it desires to acquire the NCPP common stock on the terms and conditions set forth.

         (f) The SELLING SHAREHOLDER is able to bear the economic risk of an investment in the NCPP common stock.

         (g) The SELLING SHAREHOLDER understands that an investment in the NCPP common stock is not liquid and the SELLING SHAREHOLDER has no need for liquidity in this investment.

         2.15 Public "Shell" Corporation. ILI and the SELLING SHAREHOLDER are aware that NCPP has public shareholders and is a "shell" corporation without significant assets or liabilities, and further that public companies are subject to extensive and complex state, federal and other regulations. Among other requirements, the SELLING SHAREHOLDER and ILI are aware that a Form 8-K must be filed with the United States Securities and Exchange Commission within fifteen days after closing which filing requires that audited financial statements be filed within sixty days after the filing of the 8-K, and they agree that such responsibility shall be the sole responsibility of the officers and directors of NCPP. The SELLING SHAREHOLDER and ILI are aware of the legal requirements and obligations of public companies, understand that regulatory efforts regarding public shell transactions similar to the transaction contemplated herein has been and is currently being exerted by some states, the U.S. Securities and Exchange Commission and the National Association of Securities Dealers, Inc.
(NASD), and are fully aware of their responsibilities, following closing, to fully comply will all securities laws and regulations, and agree to do so.

         2.16 No Assurances or Warranties. The SELLING SHAREHOLDER and ILI acknowledge that there can be no assurance regarding the tax consequences of this transaction, nor can there be any assurance that the Internal Revenue Code or the regulations promulgated thereunder will not be amended in such manner as to deprive them of any tax benefit that might otherwise be received. The SELLING SHAREHOLDER and ILI are relying upon the advice of their own tax advisors with respect to the tax aspects of this transaction. No representations or warranties have been made by NCPP as to the benefits to be derived by the SELLING
SHAREHOLDER or ILI in completing this transaction, nor has NCPP made any warranty or agreement, expressed or implied, as to the tax or securities consequences of the transactions contemplated by this Agreement or the tax or securities consequences of any action pursuant to or growing out of this Agreement.

                                   ARTICLE III
               REPRESENTATIONS, AGREEMENTS AND WARRANTIES OF NCPP

         NCPP represents, agrees and warrants that:

         3.01 Organization. NCPP is a corporation duly organized, validly existing, and in good standing under the laws of Nevada, has all necessary corporate powers to own properties and to carry on its business as now owned and operated by it, is duly qualified to do business and is in good standing in each of the jurisdictions where its business requires qualification.

         3.02 Capital. All of the issued and outstanding shares of NCPP are validly issued, fully paid and non-assessable. All currently outstanding shares of NCPP Common Stock have been issued in compliance with applicable federal and state securities laws.

         3.03 Subsidiaries. NCPP has no subsidiaries and does not own any interest in any other enterprise, whether or not such enterprise is a corporation.

         3.04 Financial Statements. Exhibit 3.04 to this Agreement includes NCPP's audited financial statements for its most recent fiscal year end. The financial statements have been prepared in accordance with generally accepted accounting principles and practices consistently followed throughout the period indicated and fairly present the financial position of NCPP as of the dates of the balance sheets included in the financial statements and the results of operations for the periods indicated.

         3.05 Absence of Changes. Since the date of NCPP's most recent financial statements, there has not been any change in its financial condition or operations except for changes in the ordinary course of business.

         3.06 Absence of Undisclosed Liabilities. As of the date of NCPP's most recent balance sheet, included in Exhibit 3.04, it did not have any material debt, liability or obligation of any nature, whether accrued, absolute, contingent or otherwise, and whether due or to become due, that is not reflected in such balance sheet.

         3.07 Tax Returns. Within the times and in the manner prescribed by law, NCPP has filed all federal, state or local tax returns required by law, has paid all taxes, assessments and penalties due and payable and has made adequate provision on its most recent balance sheet for any unpaid taxes. There are no present disputes as to taxes of any nature payable by NCPP.

         3.08 Investigation of Financial Condition. Without in any manner reducing or otherwise mitigating the representations contained herein, ILI and the SELLING SHAREHOLDER shall have the opportunity to meet with NCPP's accountants and attorneys to discuss the financial condition of NCPP. NCPP shall make available to ILI and the SELLING SHAREHOLDER all books and records of NCPP.

         3.09 Patents, Trade Names and Rights. NCPP does not use any patents, trade marks, service marks, trade names or copyrights in its business.

         3.10 Compliance with Laws. NCPP has complied with, and is not in violation of, applicable federal, state or local statutes, laws and regulations affecting its properties, securities or the operation of its business.

         3.11 Litigation. NCPP is not a party to, nor to the best of its knowledge is there pending or threatened, any suit, action, arbitration or legal, administrative or other proceedings, or governmental investigation concerning its business, assets or financial condition. NCPP is not in default with respect to any order, writ, injunction or decree of any federal, state local or foreign court or agency, nor is it engaged in, nor does it anticipate it will be necessary to engage in, any lawsuits to recover money or real or personal property.

         3.12 Authority. The Board of Directors of NCPP has authorized the execution of this Agreement and the transactions contemplated herein, and it has full power and authority to execute, deliver and perform this Agreement.

         3.13 Ability to Carry Out Obligations. The execution and delivery of this Agreement by NCPP and the performance of its obligations hereunder will not cause, constitute, conflict with or result in (i) any breach of the provisions of any license, indenture, mortgage, charter, instrument, certificate of incorporation, bylaw or other agreement or instrument to which it is a party or by which it may be bound, nor will any consents or authorizations of any party other that those hereto be required, (ii) an event that would permit any party to any agreement or instrument to terminate it or to accelerate the maturity of any indebtedness or other obligation, or (iii) an event that would result in a creation or imposition of any lien, charge or encumbrance on any asset.

         3.14 Full Disclosure. None of the representations and warranties made by NCPP herein, or in any exhibit, certificate or memorandum furnished or to be furnished by it or on its behalf, contains or will contain any untrue statement of a material fact, or omits any material fact the omission of which would be misleading.

         3.15 Assets. NCPP has good and marketable title to all of its property free and clear of any and all liens, claims and encumbrances.

         3.16 Indemnification. NCPP agrees to indemnify, defend and hold the SELLING SHAREHOLDER and ILI harmless against and in respect to any and all claims, demands, losses, cost, expenses, obligations, liabilities or damages, including interest, penalties and reasonable attorneys' fees, incurred or suffered, which arise out of, result from or relate to any breach of, or failure by NCPP to perform, any of its representations, warranties or covenants in this Agreement or in any exhibit or other instrument furnished or to be furnished under this Agreement.

         3.17 Validity of NCPP Shares. The shares of NCPP common stock to be issued pursuant to this Agreement will be duly authorized, validly issued, fully paid and non-assessable under Nevada law.

         3,18 Trading. The common stock of NCPP trades on the National Association of Securities Dealers' Bulletin Board.

                                   ARTICLE IV
                            ACTIONS PRIOR TO CLOSING

         4.01 Investigative Rights. Prior to the Closing Date each party shall provide to the other parties, including the parties' counsel, accountants and other authorized representatives, full access during normal business hours (upon reasonable advance written notice) to such parties' books and records.

         4.02 Conduct of Business. Prior to the Closing Date, each party shall conduct its business in the normal course and shall not see, pledge or assign any assets, without the prior written approval of the other parties. No party shall amend its certificate of incorporation or bylaws, declare dividends, redeem or sell stock or other securities, incur additional liabilities, acquire or dispose of fixed assets, change employment terms, enter into any material or long-term contract, guarantee obligations of any third party, settle or discharge any balance sheet receivable for less than its stated amount, pay more on any liability than its stated amount or enter into any other transaction other than in the regular course of business.

                                    ARTICLE V
                                     CLOSING

         5.01 Closing. The closing (the "Closing") of this transaction shall be held at the offices of NCPP, or such other place as shall be mutually agreed upon, at the time of the special meeting of the shareholders of NCPP which will be scheduled 30 days from the date of this agreement (the "Closing Date"):

         (a) NCPP shall issue 25,000,000 shares of its common stock in a certificate or certificates representing such shares.

         (b) The SELLING SHAREHOLDER shall deliver the certificates representing 100% of the shares of ILI common stock (________________ common shares).

         (c) NCPP shall deliver a signed consent or minutes of its Board of Directors, approving this Agreement and authorizing the matters set forth herein.

         (d) ILI shall deliver a signed consent or minutes of its Board of Directors approving this Agreement and authorizing the matters set forth herein.

         (e) NCPP's existing Board of Directors will elect two new directors, as named by the SELLING SHAREHOLDER, to act as officers and directors of NCPP effective the Closing Date.

                                   ARTICLE VI
                                  MISCELLANEOUS

         6.01 Captions and Headings. The article and paragraph headings throughout this Agreement are for convenience of reference only and shall not be deemed to define, limit or add to the meaning of any provision of this Agreement.

         6.02 No Oral Change. This Agreement may not be changed or modified except in writing signed by the party against whom enforcement of any change or modification is sought.

         6.03 Non-Waiver. Except as otherwise expressly provided herein, no waiver of a covenant, condition or provision of this Agreement shall be deemed to have been made unless executed in writing and signed by the party against whom such waiver is charged. The failure of any party to insist in any one or more cases upon the performance of any covenant, condition or provision of this Agreement shall not be construed as a waiver or relinquishment for the future of any such covenant, condition or provision. No waiver by any party of one breach by the other shall be construed as a waiver with respect to a subsequent breach.

         6.04 Time of Essence. Time is of the essence of this Agreement and of each and every provision hereof.

         6.05 Entire Agreement. This Agreement contains the entire agreement and understanding between the parties and supersedes all prior agreements and understandings.

         6.06 Choice of Law/Arbitration. This Agreement and its application, shall be governed under the laws of the State of Nevada. Any and all disputes and controversies of every kind and nature between the parties hereto arising out of or relating to this Agreement relating to the existence, construction, validity, interpretation or meaning, performance, non-performance, enforcement, operation, breach, continuance or termination thereof shall be subject to an arbitration mutually agreeable to the parties or, in the absence of such mutual agreement, then subject to arbitration in accordance with the rules of the American Arbitration Association. It is the intent of the parties hereto and the purpose of this provision to make the submission to arbitration of any dispute or controversy arising hereunder an express condition precedent to any legal or equitable action or proceeding of any nature whatsoever.

         6.07 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which when taken together shall constitute one and the same instrument.

         6.08 Notices. All notices, requests, demands, and other communications under this Agreement shall be in writing and shall be deemed to have been given on the date of service if served personally on the party to whom notice is to be given, or on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered or certified, postage prepaid, and properly addressed as follows:

NCPP:

New Cinema Partners, Inc.
357 Bay Street, Suite 404
Toronto, Ontario  Canada  M5H 2T7
Phone: 416-367-8299 Fax:416-367-8299

ILI  and the SELLING SHAREHOLDER:

Imperial Logistics, Inc.
7691 Newman Blvd.
Lasalle, Quebec H8N1X7
Phone: 514-366-0303 Fax: 514-366-9194

         6.09 Expenses. ILI will pay the legal, accounting and other expenses incurred in connection with this Agreement. All such expenses incurred will by invoiced by NCPP's Securities council, Mr. Jay Hait, and NCPP's Auditors, Merdinger, Fruchter, Rosen, and Corso. Payment for those services will be paid directly to the service providers by ILI.

         6.10 Survival of Representations and Warranties. The representations, warranties and covenants set forth in this Agreement or in any instrument, certificate, opinion or other writing provided for in it, shall survive the Closing Date.

         6.11 Further Documents. The parties agree to execute any and all other documents and to take such other action or corporate proceedings as may be necessary or desirable to carry out the terms hereof.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

   NEW CINEMA PARTNERS


       Per:   /s/ John Cox
            --------------------------
            Name:  John Cox,
            Title:   Secretary and Director
            I  have  authority to bind NCPP.

    IMPERIAL LOGISTICS, INC.


     Per:     /s/ James Moore
            --------------------------
            Name:  James Moore
            Title:  President
            I have authority to bind ILI .

Exhibit 28.2


                            New Cinema Partners, Inc.
                            357 Bay Street, Suite 404
                            Toronto, Ontario M5H 2T7
               Telephone (416) 367-8299 - Facsimile (416) 367-8334


June 13, 2001

Jay Hait, Esq.
Jaffe, Friedman & Hait LLC
110 Wall St, Suite 15C
New York, NY  10005


Please be advised that we have been negotiating with Imperial Logistics of Quebec to acquire that company. There was a draft document prepared and executed in error. This agreement was a draft which contemplated acquired acquiring 100% of Imperial Logistics in exchange for 25,000,000 new shares of New Cinema Partners.

This transaction however, has not been consummated or closed at this time and the draft executed in error is not binding on either of the parties. There are several pertinent business issues related to the transaction before the company will formally enter into any agreement with Imperial Logistics.

Sincerely,

/s/John Cox
John Cox, Secretary

/s/ Martin Lapedus
Martin Lapedus, Acting President



WE CONFIRM THIS STATEMENT:


/s/ James Moore
JAMES MOORE, PRESIDENT
IMPERIAL LOGISTICS, INC.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  June 13, 2001               By: /S/Martin Lapedus
                                            Martin Lapedus
                                            President


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and dates indicated.


Signature                          Title                   Date



                            President  and          June 13, 2001
 /S/Martin Lapedus          a  Director
Martin Lapedus


/s/John Cox
John Cox                     Director                June 13, 2001

/s/Marvin Sazant
Marvin Sazant                Director                June 13, 2001

/s/Paul Walters
Paul Walters                 Director                June 13, 2001