Form 10QSB
period 2001-05-31
NEW CINEMA PARTNERS
filed 2001-07-24
CIK 1065859

***

                    U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  May 31,  2001

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


               3200 Dufferin St. #404, North York, Ontario M6A 2T3
          ------------------------------------------------------------
                    (Address of Principal Executive offices)


                                 (416)297 2788
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                               Outstanding at May 30, 2000
           -----                                 ----------------------------

Common  Stock,  no  par  value                            24,690,736

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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Signatures

Exhibits

***
                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements

                               NEW CINEMA PARTNERS
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              MAY 31, 2001 AND 2000



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS





                                                                     May 31,               May 31,
                                                                      2001                     2001
                                                                   (Unaudited)
                                                               --------------------     --------------------
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $             204        $             1,999

  Miscellaneous receivable                                                     -                     21,341

                                                               --------------------     --------------------
     Total current assets                                                    204                     23,340


OTHER ASSETS
  Intangible assets                                                    1,000,000                  1,000,000
  Debt issuance costs, net of accumulated amortization
   of $252,600 and $101,000                                              467,500                    505,400
                                                               --------------------     --------------------
     Total assets                                              $       1,467,704         $        1,528,740
                                                               ====================     ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Accounts payable                                          $         265,895          $         272,941
     Accounts payable, related parties                                   195,000                    195,000
     Accrued interest                                                     25,035                     20,535
     Convertible note payable                                             95,000                     95,000
     Shareholder advance                                                   6,296                        818
                                                               --------------------     --------------------

        Total current liabilities                                        587,226                    584,294
     Loan payable - related party                                        150,000                    150,000
                                                               --------------------     --------------------

        Total liabilities                                                737,226                    734,294
                                                               --------------------     --------------------


STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    24,690,736 and 11,040,736 shares issued and outstanding               24,691                    24,191
  Additional paid-in-capital                                           3,257,119                 3,212,619
  Deficit accumulated during
    the development stage                                             (2,551,340)               (2,449,411)
  Cumulative foreign currency translation adjustment                           8                     7,047
                                                               --------------------     --------------------

     Total stockholders' equity                                          730,478                   794,446
                                                               --------------------     --------------------

     Total liabilities and stockholders' equity                $       1,467,704         $       1,528,740
                                                               ====================     ====================


  The accompanying notes are an integral part of these consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                             February 18,
                                                                                                                 1999
                                                                       Three Months Ended May 31            (inception) to
                                                                       2001                 2000             May 31,2001
                                                                -------------------- -------------------- -------------------

Revenue                                                         $                -   $               -    $              -


Selling, general and administrative expenses                                59,529             408,289           2,235,933
Amortization of debt issuance costs                                         37,900              37,900             290,500
Interest expense                                                             4,500               2,500              24,907
                                                                -------------------- -------------------- -------------------
Loss from operations before provision for income taxes                (    101,929)       (    448,689)         (2,551,340)

Provision for income taxes
                                                                                 -                   -                   -
                                                                -------------------- -------------------- -------------------

Net loss                                                        $     (    101,929)  $     (   448,689)        $ (2,551,340)
                                                                ==================== ==================== ===================

Net loss per share - basic and diluted                          $    (        0.01)  $       (    0.04)        $    (  0.17)
                                                                ==================== ==================== ===================

Weighted average number of common shares
 outstanding                                                    $       24,386,388   $    11,366,823            $ 14,880,098
                                                                ==================== ==================== ===================







  The accompanying notes are an integral part of these consolidated financial statements.




                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                          Deficit
                                                                                          Accumulated  Foreign
                                                      Common Stock            Additional  During the   Currency
                                              ----------------------------      Paid-in   Development  Translation
                                                Shares              Amount      Capital   Stage        Adjustment        Total
                                             --------------    -----------  ------------ ------------  -----------------  -------
Balance, February 18, 1999 (Inception)         $          -     $      -     $      -     $        -    $    -           $       -


Sale of common stock, February 18, 1999           4,000,000        4,000       155,435             -         -             159,435

Acquisition of public shell corporation,
August 31, 1999                                      40,736           41         (41   )           -         -                   -


Sale of common stock, September 15, 1999          7,000,000        7,000       973,000             -         -             980,000

Issuance of options in connection with debt               -            -       758,000             -         -             758,000

Net loss                                                  -            -             -   ( 1,525,634)        -         ( 1,525,634 )

Foreign currency translation adjustment                   -            -             -             -     6,304               6,304
                                             ---------------    ---------   ----------- -------------  --------    ----------------

Balance, February 29, 2000                       11,040,736       11,041     1,886,394   ( 1,525,634)    6,304             378,105

Issuance of shares in connection with asset
acquisition,  May 22, 2000                        3,000,000        3,000       327,000             -         -             330,000

Issuance of shares for intangible assets,
June 27, 2000                                    10,000,000       10,000       990,000             -         -           1,000,000

Issuance of shares for services,
January 17, 2001                                    150,000          150         9,225             -         -               9,375

Net loss                                                  -            -             -  (    923,777)        -        (    923,777 )

Foreign currency translation adjustment                   -            -             -             -       743                 743
                                               -------------    ---------   ----------- -------------  --------    ----------------

Balance, May 31, 2001                       24,190,736       24,191     3,212,619   ( 2,449,411)    7,047             794,446

Issuance of shares for service,
April 26, 2001 (unaudited)                          500,000          500        44,500             -         -              45,000

Net loss (unaudited)                                      -            -             -  (    101,929)        -        (    101,929 )

Foreign currency translation
adjustment (unaudited)                                    -            -             -             -    (7,039)             (7,039 )
                                             ---------------    ---------   ----------- -------------  --------    ----------------

Balance, May 31, 2001 (unaudited)            $   24,690,736     $ 24,691    $ 3,257,119 $ (2,551,340)    $   8     $       730,478
                                             ===============    =========   =========== =============  ========    ================



                The accompanying notes are integral part of these
                       consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   February 18,
                                                                               Three Months Ended May 31               1999
                                                                                2001                2000          (inception) to
                                                                             (Unaudited)         (Unaudited)        May 31, 2001
                                                                         ------------------ ------------------- ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $       (101,929)   $       (448,689)   $     (2,551,340)
      Stock-based compensation                                                      45,000             330,000             384,375
      Amortization of debt issuance costs                                           37,900              37,900             290,500
      Decrease in receivable                                                        21,341                   -                   -
      (Decrease) Increase in accounts payable                                       (7,046)             81,136             460,895
      Increase in accrued interest                                                   4,500               2,500              25,035
                                                                          ----------------    ----------------    ----------------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                      (234)              2,847          (1,390,535)
                                                                          ----------------    ----------------    ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES -
      Sale of common stock                                                               -                   -           1,139,435
      Proceeds of loan payable                                                           -                   -             150,000
      Shareholder advances                                                           5,478                (503)            101,296
                                                                          ----------------    ----------------    ----------------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES
                                                                                     5,478                (503)          1,390,731
                                                                          ----------------    ----------------    ----------------

 Effect of currency translation on cash                                             (7,039)              5,320                   8
                                                                          ----------------    ----------------    ----------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                    (1,795)              7,664                 204

 CASH AND CASH EQUIVALENTS -
   beginning of period                                                               1,999                  99                   -
                                                                          ----------------    ----------------    ----------------

 CASH AND CASH EQUIVALENTS - end of period                                $            204    $          7,763    $            204
                                                                          ================    ================    ================

SUPPLEMENTAL INFORMATION:
    During the period February 18, 1999 to May 31, 2001, the Company paid no cash for interest or income taxes.



  The accompanying notes are an integral part of these consolidated financial statements.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000

   NOTE 1 -      DESCRIPTION OF BUSINESS AND SUMMARY
                 OF SIGNIFICANT ACCOUNTING POLICIES

                    Nature of Operations
                    The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7.

                    Interim Financial Information
                    The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended May 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.


                    Going Concern Uncertainty
                    The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                    The Company has decided not to pursue its plan to become an independent film production company. It intends to market its intellectual properties. It will also seek to obtain funds through the sale of additional equity or debt securities and intends to satisfy a portion of its current debt through the issuance of equity securities.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE 2 -            COMMON STOCK

                    On April 26, 2000, the Company issued 500,000 shares of common stock for services valued at $45,000.

                    On May 22, 2000 the Company issued 300,000 shares for services valued at $330,000.

                    The Company issued a total of 1,125,000 shares pursuant to two contracts entered into during the year ended February
                    28, 2001. No services had been performed under these contracts and the contracts were cancelled subsequent to May 31, 2001. The shares issued were cancelled and are not reflected as being issued and outstanding in the financial statements.

NOTE 3 -            CONVERTIBLE NOTE PAYABLE

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

NOTE 4 -            SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY:

                    During the period ended May 31, 2001, the Company issued 500,000 shares of common stock, valued at $45,000, for legal services.

                    During the period ended May 31, 2000 the Company issued 3,000,000 shares of common stock, valued at $330,000, for services provided in connection with an asset acquisition.

NOTE 5 -            SUBSEQUENT EVENTS

                    Subsequent to May 31, 2001:

                 o The holder of the convertible note described in Note 3 converted $95,000 of principal and $1,900 of accrued interest into 1,384,285 shares of common stock.

                 o The Company satisfied accounts payable of $215,000 and accounts payable to related parties of $193,000 through the issuances of a total of 5,100,000 shares of common stock.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2001 AND 2000


NOTE 5 -                 SUBSEQUENT EVENTS (continued)

                     o The Company entered into a share exchange agreement pursuant to which it will issue 25,000,000 shares of common stock to acquire all of the issued and outstanding stock of Imperial Logistics, Inc. ("ILI"). ILI has a right to cancel the agreement if the parties fail to obtain financing for a minimum of 500,000 Canadian dollars by August 31, 2001.

Item 2.  Management Discussion and Analysis or Plan of Operation


Three Months Ending May 31, 2000 Compared to
Three Months Ending May 31, 1999

     The following discussion relates to the results of our operations to date, and our financial condition: This document contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement. Development stage activities. The Company has been a development stage enterprise from its inception February 18, 1999 to May 31, 2001. From July, 2000 to July, 2001 the Company had been in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that the Company had been involved in a venture to develop and market internet software, and a venture to create own and manage a proprietary type of movie theatres, none of which had resulted in any revenues. Since December, 1999 management has devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with, obtaining the intellectual property assets, and reorganizing the Company thereforth to enable it to go into film production, obtaining new customers for sale of film and television productions, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; and furthering its research and development for its products. These activities were funded by the Company's management and investments from stockholders in the amount of $245,818 . In March 2001 the Company accepted the resignation of Damian Lee, the President of the Company. Mr. Lee's resignation has presented a predicament to the Company in that the exploitation of the assets acquired from Stone Canyon Pictures was based upon his professional leadership as a movie producer. As a result the business direction of the company is uncertain. In June, 2001, the Company entered into a purchase agreement with Imperial Logistics Inc. of Quebec, Canada whereby, if the envisioned transaction is completed, the Company will become active in the shipping and logistics industry

     The Company will endeavor to market and sale the intellectual property however, there is no guarantee that the Company will be successful at marketing or selling the intellectual property.

     There is no guarantee that the Company will be successful at completing the acquisition of mperial Logistics Inc. of Quebec.

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

     Results of Operations for the three months ended May 31, 2001. For the year ended May 31, 2001, the Company generated net sales of $-0-. The Company's cost of goods sold for the three months ended May 31, 2000 was $-0-. The Company's gross profit on sales was $-0- for the three months ended May 31, 2000. The Company's general and administrative costs aggregated approximately $59,529 for the three months ended May 31, 2001. These expenses represent carry over losses from the Company's reorganization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for its entry into the shipping industry.

     Liquidity and Capital Resources. The Company had a cash balance of $1,999 at May 31, 2001, as compared to $99 for the three months ended May 31, 2000. Working capital at May 31, 2001 and May 31 , 2000 was negative at $(587,004)and $(128,895) respectively. For the three months ended May 31, 2001 and working capital was provided by management for the payment of expenses. At May 31, 2001 and May 31, 2000, the Company continued to be funded through an shareholder loan of 6,296, wit totals aggregating $163,491 and 163,994 respectively. During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations based on its current general and admistrative expenses that the company will require private placement financing or will require additional loans from shareholders or the officers and directors of the Company. Additionally, the Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing the Company is confident that it will be capable of obtaining such loans. The Company intends to sell its intellectual property rights at this time however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The Company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In view of the uncertainties concerning the Companies continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the Company failing to maintain as a going concern the Company will endeavor to initiate the following steps: 1. The Company will endeavor to complete its acquisition in the Shipping and Logistics field. 2. The Company will endeavor to complete a private placement to fund future operations should the Company complete an acquisition in the Shipping and Logistics Field.

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

                                          New Cinema Partners  Corporation
                                          (Registrant)



Dated:   July 20,  2001              By: /s/ Martin Lapedus
                                          ---------------------------
                                          Martin Lapedus
                                          President  and  CEO