Form 10-Q
period 2001-08-30
NEW CINEMA PARTNERS
filed 2001-10-26
CIK 1065859

                    U. S. Securities and Exchange Commission

                            Washington, D. C.  20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF  1934 For  the  quarterly  period  ended  August 31,  2001

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF  1934 For  the  transition  period  from      ------------------

Commission File No. 0-31315

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

                          Yes     X                 No

                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class                               Outstanding at August 31, 2001

           -----                                 --------------------------

Common  Stock,  no  par  value                            31,175,021

Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X

                              --------                 --------

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

Item  2.           Changes  in  Securities  and  Use  of  Proceeds

Signatures

Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NEW CINEMA PARTNERS

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2001	2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 46	$ 1,999
Miscellaneous receivable	-	21,341
Total current assets	46	23,340

OTHER ASSETS
Intangible assets	1,000,000	1,000,000
Debt issuance costs, net of accumulated amortization of $290,500 and $101,000	429,600	505,400
Total assets	$ 1,429,646	$ 1,528,740

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 87,594	$ 272,941
Accounts payable, related parties	2,000	195,000
Accrued interest	25,585	20,535
Convertible note payable	-	95,000
Shareholder advance	24,704	818
Total current liabilities	139,883	584,294
Loan payable – related party	150,000	150,000
Total liabilities	289,883	734,294

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value;
100,000,000 shares authorized,
31,175,021 and 11,040,736 shares issued and outstanding	31,175	24,191
Additional paid-in-capital	3,755,535	3,212,619
Deficit accumulated during
the development stage	(2,646,955)	(2,449,411)
Cumulative foreign currency translation adjustment	8	7,047
Total stockholders’ equity	1,139,763	794,446

Total liabilities and stockholders’ equity	$ 1,429,646	$ 1,528,740

The accompanying notes are an integral part of these consolidated financial statements.

#

NEW CINEMA PARTNERS

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

February 18, 1999
Six Months Ended August 31,	Three Months Ended August 31,	(inception) to
August 31,
	2001	2000	2001	2000	2001

Revenue	$ -	$ -	$ -	$ -	$ -

Selling, general and administrative expenses	114,794	518,189	55,265	109,900	2,291,198
Amortization of debt issuance costs	75,800	75,800	37,900	37,900	328,400
Interest expense	6,950	5,000	2,450	2,500	27,357

Loss from operations before provision for income taxes	(197,544)	(598,989)	(95,615)	(150,300)	(2,646,955)

Provision for income taxes	-	-	-	-	-

Net loss	$ (197,544)	$ (598,989)	$ (95,615)	$ (150,300)	$ (2,646,955)

Net loss per share - basic and diluted	$ (0.01)	$ (0.04)	$ -	$ (0.01)

Weighted average number of common shares outstanding	26,800,854	16,290,736	29,244,307	21,214,649

The accompanying notes are an integral part of these consolidated financial statements.

#

NEW CINEMA PARTNERS

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Deficit
	Accumulated	Foreign
Additional	During the	Currency
Common Stock	Paid-in	Development	Translation
	Shares		Amount	Capital	Stage		Adjustment	Total

Balance, February 18, 1999 (Inception)	-	$	- -	$-	$-	$	- -	$-

Sale of common stock, February 18, 1999	4,000,000		4,000	155,435	-		-	159,435
Acquisition of public shell corporation, August 31, 1999	40,736		41	(41)	-		-	-
Sale of common stock, September 15, 1999	7,000,000		7,000	973,000	-		-	980,000
Issuance of options in connection with debt	-		-	758,000	-		-	758,000
Net loss	-		-	-	(1,525,634)		-	(1,525,634)
Foreign currency translation adjustment	-		-	-	-		6,304	6,304

Balance, February 29, 2000	11,040,736		11,041	1,886,394	(1,525,634)		6,304	378,105

Issuance of shares in connection with asset acquisition,
May 22, 2000	3,000,000		3,000	327,000	-		-	330,000
Issuance of shares for intangible assets, June 27, 2000	10,000,000		10,000	990,000	-		-	1,000,000
Issuance of shares for services, January 17, 2001	150,000		150	9,225	-		-	9,375
Net loss	-		-	-	(923,777)		-	(923,777)
Foreign currency translation adjustment	-		-	-	-		743	743

Balance, February 28, 2001	24,190,736		24,191	3,212,619	(2,449,411)		7,047	794,446

Issuance of shares for service, April 26, 2001 (unaudited)	500,000		500	44,500	-		-	45,000
Issuance of shares in conversion of note payable,
June 12, 2001 (unaudited)	1,384,285		1,384	95,516	-		-	96,900
Issuance of shares to settle accounts payable,
June 28, 2001 (unaudited)	5,100,000		5,100	402,900	-		-	408,000
Net loss (unaudited)	-		-	-	(197,544)		-	(197,544)
Foreign currency translation adjustment (unaudited)	-		-	-	-		(7,039)	(7,039)

Balance, August 31, 2001 (unaudited)	31,175,021		$31,175	$3,755,535	$(2,646,955)		$8	$1,139,763

The accompanying notes are integral part of these consolidated financial statements.

#

 NEW CINEMA PARTNERS

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

February 18, 1999 (inception) to
Six Months Ended August 31,	August 31,
	2001	2000	2001
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (197,544)	$ (598,989)	$ (2,646,955)
Stock-based compensation	45,000	330,000	384,375
Amortization of debt issuance costs	75,800	75,800	328,400
Decrease in receivable	21,341	-	-
(Decrease) Increase in accounts payable	29,653	171,136	497,594
Increase in accrued interest	6,950	5,000	27,485
NET CASH USED IN OPERATING ACTIVITIES	(18,800)	(17,053)	(1,409,101)

CASH FLOWS FROM FINANCING ACTIVITIES -
Sale of common stock	-	-	1,139,435
Proceeds of loan payable	-	-	150,000
Shareholder advances	23,886	16,381	119,704
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,886	16,381	1,409,139

Effect of currency translation on cash	(7,039)	5,070	8

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,953)	4,398	46

CASH AND CASH EQUIVALENTS – beginning of period	1,999	99	-

CASH AND CASH EQUIVALENTS – end of period	$ 46	$ 4,497	$ 46

SUPPLEMENTAL INFORMATION:

During the period February 18, 1999 to May 31, 2001, the Company paid no cash for interest or income taxes.

The accompanying notes are an integral part of these consolidated financial statements.

#

NEW CINEMA PARTNERS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2001 AND 2000

NOTE 1 -

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) NO. 7.

  Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.  Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001.  In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented.  The results of operations for the six months ended August 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.

  Going Concern Uncertainty

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has no established source of revenue and/or negative working capital.  This factor raises substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company has decided not to pursue its plan to become an independent film production company.  It intends to market its intellectual properties.  It will also seek to obtain funds through the sale of additional equity or debt securities and intends to satisfy a portion of its current debt through the issuance of equity securities.  It also has plans to acquire or merge with an operating company.

#

NEW CINEMA PARTNERS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2001 AND 2000

NOTE 2 -

COMMON STOCK

On June 28, 2001, 5,100,000 shares of common stock were issued to settle accounts payable of $215,000 and related party accounts payable of $193,000.

On June 12, 2001, 1,384,285 shares of common stock were issued in conversion of the note payable described in Note 3.

On April 26, 2001, the Company issued 500,000 shares of common stock for services valued at $45,000.

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

NOTE 3 -

CONVERTIBLE NOTE PAYABLE

The Company had received advances aggregating $95,818 from a shareholder for working capital purposes.

On February 15, 2001, the Company issued a convertible note in the amount of $95,000 to secure substantially all of these advances.  The note bears interest at a rate of 8% per year and is due on February 15, 2002.  Principal and accrued interest is convertible at any time into common stock at the rate of $0.07 per share.  For every dollar converted, the holder shall receive an option to acquire one share of common stock, at an exercise price of $0.50, exercisable for three years.  On June 12, 2001, principal of $95,000 plus accrued interest of $1,900 was converted into 1,384,285 shares of common stock.

NOTE 4 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY

During the period ended August 31, 2001:

·

the Company issued 500,000 shares of common stock, valued at $45,000, for legal services;

·

the Company issued 5,100,000 shares of common stock to settle accounts payable of $408,000; and

NEW CINEMA PARTNERS

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2001 AND 2000

NOTE 4 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY (Continued)

·

the Company issued 1,384,285 shares of common stock in conversion of $96,900 of debt.

During the period ended May 31, 2000:

·

the Company issued 3,000,000 shares of common stock, valued at $330,000, for services provided in connection with an asset acquisition.

NOTE 5 -

ACQUISITION

·

The Company entered into a share exchange agreement pursuant to which it will issue 25,000,000 shares of common stock to acquire all of the issued and outstanding stock of Imperial Logistics, Inc. (“ILI”).  ILI has a right to cancel the agreement if the parties fail to obtain financing for a minimum of 500,000 Canadian dollars by November 30, 2001.

Item 2.  Management Discussion and Analysis or Plan of Operation

Three Months Ending August 31, 2001 Compared to

Three Months Ending August 31, 2000

     The following  discussion relates to the results of our operations to date, and our financial  condition.   This document contains forward looking statements relating to our Company's future economic  performance,  plans and objectives of management for future operations, projections of revenue mix and other financial items  that are  based on the  beliefs  of, as well as  assumptions  made by and information  currently  known to, our management.  The words "expects,  intends, believes,   anticipates,   may,  could,  should"  and  similar  expressions  and variations  thereof are  intended to identify  forward-looking  statements.  The cautionary  statements  set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development  stage  activities.

The Company has been a  development stage  enterprise  from its  inception  February 18, 1999 to August 31, 2001. From July,  2000 to July,  2001 the Company had been in the process of  developing  a film  production  and  distribution  business by utilizing  assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that, the Company had been  involved in a venture to develop and market  internet software,  and a venture to create own and  manage a  proprietary  type of movie theatres,  none of which had  resulted in any  revenues.  Since  December,  1999 management  has devoted the majority of its efforts to initiating the process of finding a suitable  business for the Company to become involved with,  obtaining the  intellectual  property assets,  and reorganizing the Company  to enable it to go into film production,  to obtain new customers for the sale of film and television productions, to developing sources of supply, to developing and testing a  marketing  strategy and to finding a management  team to begin the process of: completing its marketing  goals; and furthering its research and development for its  products.  These  activities  were funded by the Company's  management  and investments  from  stockholders  in the  amount of  $290,500. In March 2001 the Company  accepted the  resignation  of Damian Lee, the President of the Company. Mr. Lee's  resignation  has presented a  predicament  to the Company in that the exploitation  of the assets  acquired from Stone Canyon  Pictures was based upon his  professional  leadership  as a movie  producer.  As a result  the  business direction of the company is uncertain. In June, 2001, the Company entered into a purchase  agreement with Imperial Logistics Inc. of Quebec,  Canada whereby,  if the envisioned  transaction is completed,  the Company will seek to become active in the shipping and logistics industry.  In order to complete the contemplated transaction, the Company will be required to raise additional funds.  There can be no assurance that the Company will be able to obtain the required financing.

     There is no guarantee that the Company will be successful at completing the acquisition of Imperial Logistics Inc. of Quebec.

     The Company has not yet generated  sufficient  revenues  during its limited operating period of reorganization to fund its ongoing  operating  expenses,  or to fund its marketing  plans and product  development  activities.  There can be no assurance that  development  of the marketing  plans will be completed and fully tested in a timely manner and within the budget  constraints  of management  or that the Company's  marketing research will provide a profitable path to utilize the  Company's  marketing  plans.  Further  investments  into market  design and implementation  and development,  marketing research as defined in the Company's operating plan will significantly  reduce the cost of development,  preparation, and  processing of purchases  and orders by enabling the Company to  effectively compete in the market place.

Results of Operations for the three months ended August 31, 2001.

For the year ended August 31, 2001, the Company  generated net sales of $-0-. The Company's cost of goods sold for the three  months ended August 31, 2000 was $-0-.  The  Company's gross  profit on sales was $-0- for the three  months  ended August 31,  2000.  The Company's general and administrative costs aggregated  approximately $114,794 for the six months ended August 31, 2001. These expenses  represent carry over losses from the Company's  reorganization,  bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the  continuation  of the business. This increase represents essentially fees for the time spent doing the marketing  research,  planning and reorganization of the business for proposed entry into the shipping industry.

Liquidity and Capital  Resources.

The Company had a cash balance of $46 at August 31,  2001,  as compared to $1,999 for the three  months  ended February 28, 2001. Working capital at August 31, 2001 and August 31, 2000 was negative at  $(139,837)and $(128,895)  respectively.  For the three  months  ended August 31, 2001 working capital was provided by management for the payment of expenses.  At August 31, 2001 and August 31, 2000, the Company continued to be funded through a shareholder loan of $23,886.  During the next twelve months the Company's  Plan of Operation  recognizes  that due to the fact that the company  does not have  sufficient  cash on hand to  continue  its current  operations, and based on its current general and administrative  expenses,  that the company will require private placement  financing or will require additional loans  from   shareholders  or  the  officers  and  directors  of  the  Company. Additionally,  the Company  recognizes that there are no assurances that it will be  successful  in  obtaining  any private  placement  financing.  The Company  intends to sell its  intellectual  property  rights, however,  in connection with the  development  financing  strategy  it may joint  venture or  co-produce projects related to the underlying  intellectual  property. The Company does not anticipate  a  significant  increase  or decrease  in the  number  of full time employees it currently  employs.  In view of the  uncertainties  concerning  the Companies continued  existence as a going concern,  the Company does not plan to pursue its business plan as an independent film production  company. In order to mitigate the  possibility of the Company  failing to maintain as a going concern the Company will endeavour to initiate the following  steps:  1. The Company will attempt to complete its acquisition in the Shipping and Logistics field. 2. The Company will attempt to complete a private  placement to fund future operations should the Company complete an acquisition in the Shipping and Logistics Field.

     The Company's  current expenses are manageable.  All six employees have not taken a salary to date and will not draw a salary until such time as the Company completes a  significant  financing.  Management and shareholder loans should  satisfy  current expenses until such time the Company completes any such financing and management believes that it will be capable of maintaining  current  arrangements for at least the next twelve months.  Thereafter,  if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements,  the Company may be  required  to sell  additional  equity or debt securities or obtain  additional  credit  facilities.  There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

#

                           PART II - OTHER INFORMATION

Item  1.  Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 6. Exhibits  and  Reports  on  Form  8-K

(A)     Exhibits

        --------

None

(B)     Reports  on  Form  8-K

        ----------------------

None

SIGNATURES

     In accordance  with the  requirements  of the Exchange Act, the  Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          New Cinema Partners  Corporation

                                          (Registrant)

Dated:   October 22,  2001              By: /s/ Martin Lapedus

                                          ---------------------------

                                          Martin Lapedus

                                          President  and  CEO

#