Form 10QSB
period 2001-11-30
NEW CINEMA PARTNERS
filed 2002-01-23
CIK 1065859

U. S. Securities and Exchange Commission
                            Washington, D. C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  November 30,  2001

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

                          Yes                       No      X
                               -------                   -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


           Class                               Outstanding at November 30, 2001
           -----                                ----------------------------

Common  Stock,  no  par  value                            31,175,021




Transitional  Small  Business  Disclosure  Form  (check  one):

                          Yes                       No     X
                              --------                 --------


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

Exhibits




                         PART I - FINANCIAL INFORMATION


Item  1.  Financial  Statements









                               NEW CINEMA PARTNERS
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS



                                                                                    November 30,               February 28,
                                                                                        2001                       2001
                                                                                 --------------------       --------------------
                                                                                     (Unaudited)
     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                 $      -        $             1,999
  Miscellaneous receivable                                                                         -                     21,341
                                                                                 --------------------       --------------------
     Total current assets                                                                          -                     23,340

OTHER ASSETS
  Intangible assets                                                                        1,000,000                  1,000,000
  Debt issuance costs, net of accumulated amortization
   of $366,300 and $252,600                                                                  391,700                    505,400
                                                                                 --------------------       --------------------
     Total assets                                                                       $  1,391,700        $         1,528,740
                                                                                 ====================       ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
     Cash overdraft                                                                        $     365        $
                                                                                                            -
     Accounts payable                                                                         99,275                  272,941
     Accounts payable, related parties                                                         2,000                  195,000
     Accrued interest                                                                         28,035                   20,535
     Convertible note payable                                                                      -                   95,000
     Shareholder advance                                                                      47,171                      818
                                                                                 --------------------       --------------------
        Total current liabilities                                                            176,846                  584,294
     Loan payable - related party                                                            150,000                  150,000
                                                                                 --------------------       --------------------
        Total liabilities                                                                    326,846                  734,294
                                                                                 ====================       ====================

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value;
    100,000,000 shares authorized,
    31,175,021 and 24,190,736 shares issued and outstanding                                   31,175                   24,191
  Additional paid-in-capital                                                               3,755,535                3,212,619
  Deficit accumulated during
    the development stage                                                                 (2,721,864  )            (2,449,411)
  Cumulative foreign currency translation adjustment                                               8                    7,047
                                                                                 --------------------       --------------------
     Total stockholders' equity                                                            1,064,854                  794,446
                                                                                 --------------------       --------------------

     Total liabilities and stockholders' equity                                         $  1,391,700        $      1,528,740
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


                                                          NEW CINEMA PARTNERS
                                                     (A Development Stage Company)
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                                                                  February 18, 1999
                                             Nine Months Ended                       Three Months Ended             (inception) to
                                                November 30,                            November 30,
                                                                                                                     November 30,
                                    -------------------------------------   -------------------------------------
                                          2001                2000                2001                2000          2001
                                    ------------------  -----------------   -----------------   -----------------  -------------

Revenue                                      $      -           $      -            $      -            $      -       $      -

Selling, general and
 administrative expenses                      148,916             653,830                                 135,641    2,325,320
                                                                                      34,122
Amortization of
 debt issuance costs                          113,700            113,700              37,900              37,900        366,300
Interest expense                                9,837              7,500               2,887               2,500         30,244
                                    ------------------  -----------------   -----------------   -----------------

Loss from operations before
 provision for income taxes                  (272,453 )         (775,030 )           (74,909 )          (176,041 )   (2,721,864 )

Provision for income taxes                          -                  -                   -                   -              -
                                    ------------------  -----------------   -----------------   -----------------  -------------

Net loss                                  $  (272,453 )      $  (775,030 )        $  (74,909 )       $  (176,041 )  $ (2,721,864 )
                                    ==================  =================   =================   =================  =============

Net loss per share
 - basic and diluted                   $  (      0.01 )   $  (      0.04 )          $      -      $  (      0.01 )
                                    ==================  =================   =================   =================

Weighted average number of common
shares outstanding                         28,258,910         18,855,282          31,175,021          24,040,736
                                    ==================  =================   =================   =================




                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                          Deficit
                                                                                          Accumulated  Foreign
                                                      Common Stock            Additional  During the   Currency
                                              ----------------------------      Paid-in   Development  Translation
                                                Shares              Amount      Capital   Stage        Adjustment        Total
                                             --------------    -----------  ------------ ------------  -----------------  -------
Balance, February 18, 1999 (Inception)        $       -     $            -    $     -    $       -       $   -     $             -
                                                                         -                                  -

Sale of common stock, February 18, 1999       4,000,000              4,000    155,435            -          -             159,435
Acquisition of public shell corporation,
 August 31, 1999                                 40,736                 41        (41)           -          -                   -


Sale of common stock, September 15, 1999      7,000,000              7,000    973,000            -          -             980,000
Issuance of options in connection with debt           -                  -    758,000            -          -             758,000
Net loss                                              -                  -          -    (1,525,634 )       -         ( 1,525,634 )
Foreign currency translation adjustment               -                  -          -            -      6,304               6,304
                                            ------------    --------------- ----------   ----------     ------    ----------------

Balance, February 29, 2000                   11,040,736             11,041  1,886,394    (1,525,634 )   6,304             378,105

Issuance of shares in connection with
 asset acquisition,
  May 22, 2000                                3,000,000              3,000    327,000            -          -             330,000
Issuance of shares for intangible
  assets, June 27, 2000                      10,000,000             10,000    990,000            -          -           1,000,000
Issuance of shares for services,
  January 17, 2001                              150,000                150      9,225            -          -               9,375
Net loss                                              -                  -          -      (923,777)       -        (    923,777 )
Foreign currency translation adjustment               -                  -          -            -        743                 743
                                            ------------    --------------- ----------   ----------     ------    ----------------

Balance, February 28, 2001                   24,190,736             24,191  3,212,619    (2,449,411)    7,047             794,446

Issuance of shares for service,
  April 26, 2001 (unaudited)                    500,000                500     44,500            -          -              45,000
Issuance of shares in conversion of
   note payable,
  June 12, 2001 (unaudited)                   1,384,285              1,384     95,516            -          -              96,900
Issuance of shares to settle
  accounts payable,
  June 28, 2001 (unaudited)                   5,100,000              5,100    402,900            -          -             408,000
Net loss (unaudited)                                  -                  -          -     (272,453 )       -        (    272,453 )
Foreign currency translation
   adjustment (unaudited)                             -                  -          -            -
                                                                                                        (7,039)            (7,039)
                                            ------------    --------------- ----------   ----------     ------    ----------------

Balance, November 30, 2001 (unaudited)       31,175,021     $       31,175  $3,755,535   $(2,721,864)       8     $     1,064,854
                                            ============    =============== ==========   ==========     ======    ================


                  The accompanying notes are integral part of
                    these consolidated financial statements.

                                                         NEW CINEMA PARTNERS
                                                     (A Development Stage Company)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     February 18,
                                                                                                   1999 (inception)
                                                                                                          to
                                                            Nine Months Ended November 30,           November 30,
                                                       ------------------------------------------
                                                               2001                  2000                2001
                                                       ----------------------  ------------------  ------------------
                                                            (Unaudited)           (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                  $    (272,453 )       $  (775,030 )      $ (2,721,864 )
     Stock-based compensation                                         45,000             330,000             384,375
     Amortization of debt issuance costs                             113,700             113,700             366,300
     Decrease in receivable                                           21,341                   -                   -
     Increase in accounts payable                                     41,334             291,274             509,275
     Increase in accrued interest                                      9,400               7,500              29,935
                                                       ----------------------  ------------------  ------------------
NET CASH USED IN OPERATING ACTIVITIES                             (   41,678 )         (  32,556 )        (1,431,979 )
                                                       ----------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES -
     Cash overdraft                                                      365                   -                 365
     Sale of common stock                                                  -                   -           1,139,435
     Proceeds of loan payable                                              -                   -             150,000
     Shareholder advances                                             46,353              27,441             142,171
                                                       ----------------------  ------------------  ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             46,718              27,441           1,431,971
                                                       ----------------------  ------------------  ------------------

Effect of currency translation on cash                            (    7,039 )             5,081                   8
                                                       ----------------------  ------------------  ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (    1,999 )       (        34 )                 -

CASH AND CASH EQUIVALENTS -
  beginning of period                                                  1,999                  99                   -
                                                       ----------------------  ------------------  ------------------

CASH AND CASH EQUIVALENTS - end of period                         $        -            $     65            $      -
                                                       ======================  ==================  ==================

     SUPPLEMENTAL INFORMATION:
         During the period February 18, 1999 to November 30, 2001, the Company paid no cash for interest or income taxes.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



NOTE 1 -        DESCRIPTION OF BUSINESS AND SUMMARY OF
                SIGNIFICANT ACCOUNTING POLICIES

                Nature of Operations
                The Company is currently a development-stage company under the provisions of the Financial Accounting Standards Board ('FASB') Statement of Financial Accounting Standards ('SFAS') NO. 7.

                Interim Financial Information
                The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended February 28, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended November 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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

                           NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001


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

                 On June 27, 2000, the Company issued 10,000,000 shares for intangible assets, valued at $1,000,000.

                 On May 22, 2000, the Company issued 3,000,000 shares for services valued at $330,000.

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

NOTE 4 -         SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITY

                 During the period ended November 30, 2001:

            o the Company issued 500,000 shares of common stock, valued at $45,000, for legal services;

            o the Company issued 5,100,000 shares of common stock to settle accounts payable of $408,000;

                               NEW CINEMA PARTNERS
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001



NOTE 4 -         SUPPLEMENTAL DISCLOSURE OF NON-CASH
                 FINANCIAL ACTIVITY (Continued)

            o the Company issued 1,384,285 shares of common stock in conversion of $96,900 of debt.

                 During the period ended November 30, 2000:

            o the Company issued 10,000,000 shares of common stock, valued at $1,000,000, for intangible assets;

            o the Company issued 3,000,000 shares of common stock, valued at $330,000, for services provided in connection with an asset acquisition.

NOTE 5 -         ACQUISITION

            o The Company entered into a share exchange agreement pursuant to which it will issue 25,000,000 shares of common stock to acquire all of the issued and outstanding stock of Imperial Logistics, Inc. ('ILI'). ILI has a right to cancel the agreement if the parties fail to obtain financing for a minimum of 500,000 Canadian dollars by November 30, 2001. The financing was not obtained and the agreement was cancelled.

Item 2.  Management Discussion and Analysis or Plan of Operation


Three Months Ending  November 30, 2001 compared to
Three Months Ending November 30, 2000

     The following discussion relates to the results of our operations to date, and our financial condition. This document contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for the future operations, projections of revenue mix and other financial items that are based on the beliefs of, well as assumptions made by and information currently known to, our management. The words " expects, intends, believes, anticipates, may, could , should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The Company has been a development stage enterprise from its inception February 18, 1999 to November 30, 2001. From July, 2000 to July, 2001 the Company had been in the process of developing a film production and distribution business by utilizing assets and talent it acquired pursuant to an asset acquisition consummated on June 27, 2000. Prior to that, the company had been involved in a venture to develop and market internet software, and venture to create own and manage a proprietary type of movie theaters, none of which had resulted in any revenues. Since December, 1999 management has devoted the majority of its efforts to initiating the process of finding a suitable business for the Company to become involved with, obtaining the intellectual property assets, and reorganizing the Company to enable it to go into film production, to obtain new customers for the sale of film and television productions, to developing sources of supply, to developing and testing a marketing strategy and to finding a management team to begin the process of: completing its marketing goals and furthering its research and development for its products. These activities were funded by the Company's management and investments from stockholders in the amount of xxxx. In March 2001 the Company accepted the resignation of Damian Lee, the president of the Company. Mr. Lee's resignation has presented predicament to the Company in that the exploitation of the assets acquired from Stone Canyon Pictures was based upon his professional leadership as a movie producer. As a result the business direction of the company is uncertain. In June, 2001 the Company entered into a purchase agreement with Imperial Logistics Inc. of Quebec, however, the acquisition agreement was cancelled due to the inability of the Company to secure the required financing which had been committed by a third party.


     The company has since entered into negotiations to make other acquisitions including one medical credit services firm in Ontario Canada known as Medi Q Dent, however after completing the due diligence review the management of the company decided to pass on the opportunity given the fact that representations made by Medi Q Dent could not be verified.

     The management of the Company continue to entertain various acquisition opportunities of an operating business however, to date has not uncovered a suitable acquisition. There is no guarantee that the Company Will be successful at finding, negotiating, or completing any acquisition.

     The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management or that the company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design and implementation and development, marketing research as defined in the Company's operation plan will significantly reduce the cost of development, operation, and processing of purchases and orders by enabling the Company to effectively compete in the market place.


Results of Operations for the three months ended November 30, 2001.

     For the period ended November 30, 2001, the company generated net sales of $ - 0 -. The Company's cost of goods sold for the three months ended November 30, 2000 was $ - 0-. The Company's gross profit on sales was $-0- for the three months ended November 30, 2000. The Company's general and administrative costs aggregated approximately $34,122 for the three months ended November 30, 2001, and 148,916 for the nine months ended November 30, 2001. These expenses represent carry over losses from the Company's reorganization, bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business. This increase represents essentially fees for the time spent doing the marketing research, planning and reorganization of the business for the proposed entry into the shipping industry.

     The company had a cash balance of $0 at November 30, 2001, as compared to $1,999 as of February 28, 2001. Working capital at November 30 2001 and February 28, 2001 was negative at $(176,846) and $(560,956) respectively. For the three months ended November 30, 2001 working capital was provided by management for the payment of expenses. At November 30, 2001 the Company continued to be funded through a shareholder loan of $47,171. During the next twelve months the Company's Plan of Operation recognizes that due to the fact that the company does not have sufficient cash on hand to continue its current operations, and based on its current general and administrative expenses, that the Company will require private placement financing or will require additional loans from shareholders of the officers and directors of the company. Additionally. The Company recognizes that there are no assurances that it will be successful in obtaining any private placement financing. The company intends to sell its intellectual property rights, however, in connection with the development financing strategy it may joint venture or co-produce projects related to the underlying intellectual property. The company does not anticipate a significant increase or decrease in the number of full time employees it currently employs. In the view of the uncertainties concerning the Companies continued existence as a going concern, the Company does not plan to pursue its business plan as an independent film production company. In order to mitigate the possibility of the company failing to maintain as a going concern the Company will endeavour to initiate the following steps: 1. The Company will attempt to complete its acquisition in the shipping and logistics field. 2. The company will attempt to complete a private placement to fund future operations should the Company complete an acquisition in the Shipping and Logistics field.

     The Company's current expenses are manageable. All six employees have not taken a salary to date and will not draw a salary until such time as the Company completes a significant financing, Management and shareholder loans should satisfy current expenses until such time the Company completes any such financing and management believes that it will be capable of maintaining current arrangements for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.




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

                                          New Cinema Partners  Corporation
                                          (Registrant)



Dated:   Januray 21,  2001              By: /s/ Martin Lapedus
                                          ---------------------------
                                          Martin Lapedus
                                          President